Form 10-Q
period 1996-06-30
EDIFY CORP
filed 1996-08-14
CIK 879898

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q


/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-28480

                                EDIFY CORPORATION
             (Exact name of registrant as specified in its charter)

                     CALIFORNIA                                77-0250992
          (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification Number)

                            2840 SAN TOMAS EXPRESSWAY
                          SANTA CLARA, CALIFORNIA 95051
                    (Address of principal executive offices)


                                 (408) 982-2000
              (Registrant's telephone number, including area code)


                              --------------------

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)    Yes     /x/         No       / /



As of June 30, 1996, there were 16,073,432 shares of the Registrant's common stock outstanding.

EDIFY CORPORATION
FORM 10-Q
INDEX

                                                                                                   PAGE
PART I            FINANCIAL INFORMATION                                                           NUMBER

ITEM 1:           Financial Statements

                  Condensed Balance Sheets as of June 30, 1996 and December 31, 1995...........      3

                  Condensed Statements of Operations for the three and six months ended
                      June 30, 1996 and 1995...................................................      4

                  Condensed Statements of Cash Flows for the six months ended June 30,
                      1996 and 1995............................................................      5

                  Notes to Condensed Financial Statements......................................      6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and
                      Results of Operations....................................................      8

PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings............................................................     13

ITEM 2:           Changes in Securities........................................................     13

ITEM 3:           Defaults Upon Senior Securities..............................................     13

ITEM 4:           Submission of Matters to a Vote of Security Holders..........................     13

ITEM 5:           Other Information............................................................     13

ITEM 6:           Exhibits and Reports on Form 8-K.............................................     13

                  Signatures...................................................................     14

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                EDIFY CORPORATION

                            CONDENSED BALANCE SHEETS
                            (IN THOUSANDS: UNAUDITED)

                                                                 JUNE 30,       DECEMBER 31,
                                                                   1996            1995
                                                                 --------        --------
                                     ASSETS
Current assets:
    Cash, cash equivalents and short-term investments            $ 44,299        $  7,154
    Accounts receivable, net                                        6,931           6,000
    Prepaid expenses and other current assets                         560             281
                                                                 --------        --------
       Total current assets                                        51,790          13,435
Property and equipment, net                                         3,771           1,822
Other assets                                                          182             115
                                                                 --------        --------
       Total assets                                              $ 55,743        $ 15,372
                                                                 ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $  1,153        $    802
    Current installments of capital lease obligations                 327             309
    Accrued expenses                                                2,617           1,871
    Unearned revenue                                                2,276           1,461
                                                                 --------        --------
         Total current liabilities                                  6,373           4,443
                                                                 --------        --------
Capital lease obligations, excluding current installments             560             510
Commitments and contingencies
Stockholders' equity:
    Preferred stock                                                    --          24,121
    Common stock                                                       16             693
    Additional paid-in capital                                     64,336              --
    Deferred compensation and other                                  (654)           (558)
    Accumulated deficit                                           (14,888)        (13,837)
                                                                 --------        --------
         Total stockholders' equity                                48,810          10,419
                                                                 --------        --------
         Total liabilities and stockholders' equity              $ 55,743        $ 15,372
                                                                 ========        ========

See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA: UNAUDITED)

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                              ------------------------        ------------------------
                                                1996            1995            1996            1995
                                              --------        --------        --------        --------
Net revenues:
   License ............................       $  4,274        $  2,473        $  8,176        $  4,382
   Services and other .................          2,639             891           4,554           1,717
                                              --------        --------        --------        --------
         Total net revenues ...........          6,913           3,364          12,730           6,099
   Cost of license revenues ...........            110             139             200             243
   Cost of services and other revenues           2,195             701           3,942           1,442
                                              --------        --------        --------        --------
         Gross profit .................          4,608           2,524           8,588           4,414
                                              --------        --------        --------        --------
 Operating expenses:
   Product development ................          1,335             600           2,470           1,255
   Sales and marketing ................          3,473           1,850           6,428           3,412
   General and administrative .........            629             304           1,135             425
                                              --------        --------        --------        --------
         Total operating expenses .....          5,437           2,754          10,033           5,092
                                              --------        --------        --------        --------
         Loss from operations .........           (829)           (230)         (1,445)           (678)
 Interest income, net .................            351               4             402              20
                                              --------        --------        --------        --------
         Loss before income taxes .....           (478)           (226)         (1,043)           (658)
 Provision for income taxes ...........              6               1               8              17
                                              --------        --------        --------        --------
         Net loss .....................       $   (484)       $   (227)       $ (1,051)       $   (675)
                                              ========        ========        ========        ========
 Net loss per share ...................       $  (0.03)       $  (0.02)       $  (0.07)       $  (0.05)
                                              ========        ========        ========        ========
Shares used in computing net loss per
    share .............................         15,077          13,126          14,344          13,124
                                              ========        ========        ========        ========

See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS: UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------------------
                                                                                  1996                  1995
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ..................................................................       $ (1,051)       $   (675)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...........................................            613             456
      Provision for returns and doubtful accounts .............................            504              46
      Amortization of deferred compensation ...................................            214              --
      Changes in operating assets and liabilities:
        Accounts receivable ...................................................         (1,435)         (1,269)
        Prepaid expenses and other current assets .............................           (279)            (17)
        Accounts payable ......................................................            351             157
        Accrued expenses ......................................................            746             523
        Unearned revenue ......................................................            815              85
                                                                                      --------        --------
           Net cash provided by (used in) operating activities ................            478            (694)
                                                                                      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net ..................................         (2,303)           (816)
    Purchases of short-term investments .......................................        (10,019)             --
    Sales and maturities of short-term investments ............................          5,054             500
    Other assets ..............................................................            (67)            (19)
                                                                                      --------        --------
           Net cash used in investing activities ..............................         (7,335)           (335)
                                                                                      --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations ........................           (191)           (141)
    Proceeds from line of credit ..............................................             --             300
    Net proceeds from issuance of common stock ................................         39,235              23
                                                                                      --------        --------
           Net cash provided by financing activities ..........................         39,044             182
                                                                                      --------        --------
Increase (decrease) in cash and cash equivalents ..............................         32,187            (847)

Cash and cash equivalents at beginning of period ..............................          1,182           2,087
                                                                                      --------        --------
Cash and cash equivalents at end of period ....................................       $ 33,369        $  1,240
                                                                                      ========        ========

See notes to condensed financial statements.

                                EDIFY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Final Prospectus dated May 2, 1996 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-02020). The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)      INITIAL PUBLIC OFFERING

         In May 1996, the Company completed its initial public offering and issued 2,875,000 shares of its common stock to the public at a price of $15.00 per share. The Company received approximately $39.2 million of cash, net of underwriting discounts, commissions and other offering costs. Upon the closing of the initial public offering, all outstanding shares of its preferred stock were automatically converted into shares of common stock.

(3)      NET LOSS PER SHARE

         Net loss per share is computed based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive) and preferred stock outstanding (on an "as if converted" basis, even if antidilutive). In accordance with certain SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares (using the treasury stock method) issued within 12 months of the offering date as if they were outstanding for all periods prior to the initial public offering using the anticipated initial public offering price.

(4)      INVESTMENTS

         Under the provisions of SFAS No. 115, debt and equity securities classified as available-for-sale securities for which cost approximated market value as of June 30, 1996 and December 31, 1995, with maturities generally within one year, consisted of the following (in thousands):

                                                       JUNE 30,        DECEMBER 31,
                                                         1996              1995
                                                       -------           -------
    Government agency securities ...........           $ 7,027           $    --
    Treasury bills .........................             6,929                --
    Commercial paper .......................             8,203             3,951
    Corporate bonds ........................                --             1,019
    Certificates of deposit ................                --             1,007
    Bankers' acceptances ...................                --               993
                                                       -------           -------
                                                       $22,159           $ 6,970
                                                       =======           =======

Gains and losses from sales of available-for-sale securities were not significant for the three or six month periods ended June 30, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those set forth below in "Other Factors That May Affect Future Operating Results" as well as those discussed in the "Risk Factors" section included in the Company's Final Prospectus dated May 2, 1996 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-02020).

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues were $6.9 million for the quarter ended June 30, 1996 as compared to $3.4 million for the same 1995 quarter, representing an increase of 105.5%. Total net revenues were $12.7 million for the six months ended June 30, 1996, an increase of 108.7% as compared to $6.1 million for the same period a year ago. The Company's revenues are principally derived from software licenses and fees for services, which are generally charged separately. Revenues are recorded net of reserves for potential credit losses, which losses to date have not been significant. In 1996 and 1995, 6% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its operations outside of the United States and enter additional international markets.

         LICENSE REVENUES. License revenues were $4.3 million for the quarter ended June 30, 1996 as compared to $2.5 million for the comparable 1995 quarter. License revenues for the six-month period ended June 30, 1996 were $8.2 million as compared with $4.4 million for the comparable period in 1995. The increases in license revenues were attributable to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce, the addition of Web/Intranet capabilities to this product in the fourth quarter of 1995 and expansion of the Company's field sales force and indirect distribution channels. The prices of the Company's licenses have remained relatively constant during the comparable periods of 1995 and 1996. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

         SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $2.6 million for the quarter ended June 30, 1996 as compared to $891,000 for the comparable 1995 quarter. Service and other revenues for the six months ended June 30, 1996 were $4.6 million as compared to $1.7 million for the comparable period of 1995. Services and other revenues increased as a percentage of total net revenues to 38.2% for the quarter ended June 30, 1996, from 26.5% for the quarter ended June 30, 1995, and increased to 35.8% for the six months ended June 30, 1996 from 28.2% for the comparable 1995 period. These increases in services and other revenues occurred primarily due to increases in consulting, post-contract customer support, training and installation services associated with the increased volume of licenses of the Company's software. In addition, services and other revenues as a percentage of total net revenues can fluctuate from quarter to quarter due to timing and length of consulting projects. Consulting services can be contracted for under fixed fee or time and material arrangements. The Company's mix of time and materials contracts has increased in 1996 and is expected to continue to increase as the Company moves away from contracting for fixed fee consulting arrangements. The Company does not expect historical growth rates of its services revenues to be sustainable in the future.

COST OF REVENUES

         COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation, and royalties paid to third parties under technology licenses. Cost of license revenues was $110,000 and $139,000 for the quarters ended June 30, 1996 and June 30, 1995, representing 2.6% and 5.6% of the related license revenues for the respective quarters. Cost of license revenues was $200,000 for the six months ended June 30, 1996 as compared to $243,000 for the comparable 1995 period, representing 2.4% and 5.5% of the related license revenues for the respective periods. The decrease in cost of license revenues as a percentage of license revenues from 1995 to 1996 was due to increased license revenues coupled with decreased material and overhead costs.

         COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $2.2 million and $701,000 for the quarters ended June 30, 1996 and June 30, 1995, representing 83.2% and 78.7% of the related services and other revenues for the respective quarters. Cost of services and other revenues was $3.9 million for the six months ended June 30, 1996 as compared to $1.4 million for the comparable 1995 period, representing 86.6% and 84.0% of the related services and other revenues for the respective periods. These increases in absolute dollars for the comparable quarterly and six-month periods were due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The cost of services and other revenues as a percentage may vary between periods due to the mix of services provided by the Company and to varying levels of expenditures to build the services organizations.

PRODUCT DEVELOPMENT

         Product development expenses were $1.3 million and $600,000, or 19.3% and 17.8% of total net revenues, for the quarters ended June 30, 1996 and June 30, 1995, respectively. Product development expenses were $2.5 million and $1.3 million, or 19.4% and 20.6%, for the six month periods ended June 30, 1996 and 1995, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increases in absolute dollars for the comparable quarterly and six month periods were attributable primarily to increased staffing related to development of application products, ongoing enhancements to Electronic Workforce, and the development of a version to run on Windows NT. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels.

         In accordance with Statement of Financial Accounting Standards No. 86, the Company expects to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. To date, such capitalizable costs have not been material. Accordingly, the Company has charged all such costs to product development expenses in the accompanying statements of operations.

SALES AND MARKETING

         Sales and marketing expenses were $3.5 million and $1.9 million, or 50.2% and 55.0% of total net revenues, for the quarters ended June 30, 1996 and June 30, 1995, respectively. Sales and marketing expenses were $6.4 million and $3.4 million, or 50.5% and 55.9%, for the six month periods ended June 30, 1996 and 1995, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increases in absolute dollars for the comparable quarterly and six month periods were due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The reductions in sales and marketing expenses as a percentage of total net revenues were due primarily to the growth in total net revenues. The Company expects to continue to expand its field sales and marketing efforts, its third party distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $629,000 and $304,000, or 9.1% and 9.0% of total net revenues, for the quarters ended June 30, 1996 and June 30, 1995, respectively. General and administrative expenses were $1.1 million and $425,000, or 8.9% and 7.0%, for the six month periods ended June 30, 1996 and 1995, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increases in both absolute dollars and as a percentage of total net revenues for the comparable quarterly and six month periods were attributable primarily to the addition of staff, increased costs associated with expansion of information systems to support the growth of the Company's business and increased costs to take on the additional responsibilities associated with being a public company. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenditures will increase in absolute dollars in the future.

INTEREST INCOME, NET

         Interest income, net was $351,000 and $4,000 for the quarters ended June 30, 1996 and June 30, 1995, respectively. Interest income, net for the six months ended June 30, 1996 and 1995 was $402,000 and $20,000, respectively. These increases for the quarterly and six-month periods were due primarily to increases in average investment balances as a result of investment of the proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES

         The provisions for income taxes relate primarily to state income and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through April 1996, the Company financed its operations and met its capital resource requirements primarily through the private sales of Preferred Stock, totaling $24.1 million, and capital equipment leases. On May 2, 1996, the Company completed its initial public offering of 2,875,000 shares of its common stock at a price of $15.00 per share. Proceeds to the Company from this offering were approximately $39.2 million, net of underwriting discounts, commissions, and other offering costs. At June 30, 1996, the Company's cash, cash equivalents, and short-term investments (short-term interest-bearing, investment-grade securities) totaled approximately $44.3 million.

         At June 30, 1996, the Company had available a $2.0 million revolving bank line of credit agreement that is secured by the assets of the Company and expires in May 1997. Under terms of the agreement, advances under the line are limited to 80% of eligible accounts receivable and borrowings accrue interest at the bank's prime rate plus 0.5%. The line of credit contains provisions that prohibit the payment of cash dividends without the bank's consent and requires the maintenance of specified levels of tangible net worth and certain financial ratios. There were no borrowings outstanding under the line at June 30, 1996.

         For the six months ended June 30, 1996, operating activities provided cash of $478,000. Investing activities used cash of approximately $7.3 million, primarily for the purchase of approximately $2.3 million in property and equipment and the net purchase of approximately $5.0 million in short-term investments. The Company expects that its capital expenditures will increase as the Company's employee base grows. Net cash generated from financing activities of $39.0 million was related primarily to proceeds from the Company's initial public offering.

         As of June 30, 1996, the Company's working capital was $45.4 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Except for the historical information contained in this 10-Q, the matters discussed herein are forward looking statements. These forward looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, the Company's expected mix of revenues, expected gross margins on services and other revenues, certain expected operating expense levels and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: demand for and market acceptance of Web/Intranet products and services; the Company's ability to deliver on time, and market acceptance of, new products or upgrades of existing products; customer order deferrals in anticipation of new products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; changes in the mix of distribution channels through which the Company's products are offered; competitive conditions in the industry; general economic conditions; and the "Risk Factors" listed from time to time in reports that the Company files with the U.S. Securities and Exchange Commission, including but not limited to the Company's Final Prospectus dated May 2, 1996. There can be no assurance that revenue levels or growth rates achieved during the six months ended June 30, 1996 and prior years will be sustained, that the Company will experience growth in revenues in any particular period when compared to prior periods or that the Company will achieve or sustain profitability. Any quarterly or annual shortfall in net revenues and/or operating results from the levels expected by securities analysts and shareholders would result in a substantial decline in the trading price of the Company's shares.

PART II.      OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

         None.

ITEM 2.   CHANGES IN SECURITIES

         Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.   OTHER INFORMATION

         Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibits are being filed as part of this Report:

                  11.01    Statement of Loss Per Share

                  27.01    Financial Data Schedule

SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EDIFY CORPORATION




Date: August 13, 1996          By: /s/ Stephanie A. Vinella
      --------------------         --------------------------------------------
                                   Stephanie A. Vinella
                                   Vice President of Finance and Administration,
                                   Chief Financial Officer and Secretary

EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX

                                                                                                   PAGE
                  EXHIBITS                                                                        NUMBER


11.01             Statement of Loss Per Share..................................................    16

27.01             Financial Data Schedule......................................................    17