Form 10-Q
period 1996-09-30
EDIFY CORP
filed 1996-10-28
CIK 879898

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------
                         Commission File Number: 0-28480

                                EDIFY CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        77-0250992
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

                    (1)          Yes      X       No
                                        -----         -----



              As of September 30, 1996, there were 16,075,710 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
EDIFY CORPORATION
FORM 10-Q
INDEX
--------------------------------------------------------------------------------

                                                                                            PAGE
PART I     FINANCIAL INFORMATION                                                           NUMBER

ITEM 1:    Financial Statements

           Condensed Balance Sheets as of September 30, 1996 and
               December 31, 1995........................................................      3

           Condensed Statements of Operations for the three and nine
               months ended September 30, 1996 and 1995.................................      4

           Condensed Statements of Cash Flows for the nine months
               ended September 30, 1996 and 1995........................................      5

           Notes to Condensed Financial Statements......................................      6

ITEM 2:    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................      8

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings............................................................     16

ITEM 2:    Changes in Securities........................................................     16

ITEM 3:    Defaults Upon Senior Securities..............................................     16

ITEM 4:    Submission of Matters to a Vote of Security Holders .........................     16

ITEM 5:    Other Information............................................................     16

ITEM 6:    Exhibits and Reports on Form 8-K.............................................     16

           Signatures...................................................................     17

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                EDIFY CORPORATION

                            CONDENSED BALANCE SHEETS
                            (IN THOUSANDS: UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1996            1995
                                                              -------------   ------------
                              ASSETS
Current assets:
    Cash, cash equivalents and short-term investments ...       $ 43,775        $  7,154
    Accounts receivable, net ............................          7,789           6,000
    Prepaid expenses and other current assets ...........            880             281
                                                                --------        --------
       Total current assets .............................         52,444          13,435
Property and equipment, net .............................          4,698           1,822
Other assets ............................................            259             115
                                                                --------        --------
       Total assets .....................................       $ 57,401        $ 15,372
                                                                ========        ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................       $  1,209        $    802
    Current installments of capital lease obligations ...            397             309
    Accrued expenses ....................................          3,511           1,871
    Unearned revenue ....................................          2,802           1,461
                                                                --------        --------
         Total current liabilities ......................          7,919           4,443
                                                                --------        --------
Capital lease obligations, excluding current installments            716             510
Commitments and contingencies
Stockholders' equity:
    Preferred stock .....................................           --            24,121
    Common stock ........................................             16             693
    Additional paid-in capital ..........................         64,120            --
    Deferred compensation and other .....................           (519)           (558)
    Accumulated deficit .................................        (14,851)        (13,837)
                                                                --------        --------
         Total stockholders' equity .....................         48,766          10,419
                                                                --------        --------

         Total liabilities and stockholders' equity .....       $ 57,401        $ 15,372
                                                                ========        ========

                  See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA: UNAUDITED)

                                                       THREE MONTHS ENDED                   Nine Months Ended
                                                         SEPTEMBER 30,                        September 30,
                                                 ------------------------------       -----------------------------
                                                     1996              1995              1996              1995
                                                 ------------        ----------       -----------       -----------
Net revenues:
   License ...............................         $  5,356          $  2,890          $ 13,532          $  7,272
   Services and other ....................            3,705             1,641             8,259             3,358
                                                   --------          --------          --------          --------
     Total net revenues ..................            9,061             4,531            21,791            10,630
   Cost of license revenues ..............              138               135               338               378
   Cost of services and other revenues ...            3,026             1,045             6,968             2,487
                                                   --------          --------          --------          --------
     Gross profit ........................            5,897             3,351            14,485             7,765
                                                   --------          --------          --------          --------
Operating expenses:
   Product development ...................            1,527               616             3,997             1,871
   Sales and marketing ...................            4,022             2,049            10,450             5,461
   General and administrative ............              845               421             1,980               846
                                                   --------          --------          --------          --------
     Total operating expenses ............            6,394             3,086            16,427             8,178
                                                   --------          --------          --------          --------
     Income (loss) from operations .......             (497)              265            (1,942)             (413)
Interest income (expense), net ...........              534                (4)              936                16
                                                   --------          --------          --------          --------
     Income (loss) before income taxes ...               37               261            (1,006)             (397)
Provision for income taxes ...............             --                --                   8                17
                                                   --------          --------          --------          --------
     Net income (loss) ...................         $     37          $    261          $ (1,014)         $   (414)
                                                   ========          ========          ========          ========
Net income (loss) per share ..............         $   0.00          $   0.02          $  (0.07)         $  (0.03)
                                                   ========          ========          ========          ========
Shares used in computing net income (loss)
    per share ............................           18,000            13,654            14,921            13,133
                                                   ========          ========          ========          ========



See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS: UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  1996               1995
                                                                              -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ..........................................................         $ (1,014)         $  (414)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
      Depreciation and amortization ...................................            1,040              638
      Provision for returns and doubtful accounts .....................              888               87
      Amortization of deferred compensation ...........................              349             --
      Changes in operating assets and liabilities:
        Accounts receivable ...........................................           (2,677)          (2,130)
        Prepaid expenses and other current assets .....................             (599)             (31)
        Accounts payable ..............................................              407              114
        Accrued expenses ..............................................            1,640              712
        Unearned revenue ..............................................            1,341             (170)
                                                                                --------          -------
           Net cash provided by (used in) operating activities ........            1,375           (1,194)
                                                                                --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net ..........................           (3,331)            (726)
    Purchases of short-term investments ...............................          (19,418)            --
    Sales and maturities of short-term investments ....................           15,913              500
    Other assets ......................................................             (144)             (67)
                                                                                --------          -------
           Net cash used in investing activities ......................           (6,980)            (293)
                                                                                --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations ................             (291)            (215)
    Proceeds from line of credit ......................................             --                300
    Net proceeds from issuance of common stock ........................           39,019               60
                                                                                --------          -------
           Net cash provided by financing activities ..................           38,728              145
                                                                                --------          -------
Increase (decrease) in cash and cash equivalents ......................           33,123           (1,342)
Cash and cash equivalents at beginning of period ......................            1,182            2,087
                                                                                --------          -------
Cash and cash equivalents at end of period ............................         $ 34,305          $   745
                                                                                ========          =======



See notes to condensed financial statements.

                                EDIFY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Final Prospectus dated May 2, 1996 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-02020). The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1996. The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)      INITIAL PUBLIC OFFERING

         In May 1996, the Company completed its initial public offering and issued 2,875,000 shares of its common stock to the public at a price of $15.00 per share. The Company received approximately $39.0 million of cash, net of underwriting discounts, commissions and other offering costs. Upon the closing of the initial public offering, all outstanding shares of its preferred stock were automatically converted into shares of common stock.

(3)      NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive) and preferred stock outstanding (on an "as if converted" basis, even if antidilutive). In accordance with certain SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares (using the treasury stock method) issued within 12 months of the offering date as if they were outstanding for all periods prior to the initial public offering using the initial public offering price.

(4)      INVESTMENTS

         Under the provisions of SFAS No. 115, debt and equity securities classified as available-for-sale securities for which cost approximated market value as of September 30, 1996 and December 31, 1995, with maturities generally within one year, consisted of the following (in thousands):

                                              September 30,     December 31,
                                                  1996             1995
                                              -------------     ------------
Government agency securities ..............      $ 9,781          $ --
Commercial paper ..........................       11,144           3,951
Corporate bonds ...........................         --             1,019
Certificates of deposit ...................         --             1,007
Bankers' acceptances ......................         --               993
                                                 -------          ------
                                                 $20,925          $6,970
                                                 =======          ======


Gains and losses from sales of available-for-sale securities were not significant for the three or nine month periods ended September 30, 1996 and 1995.

--------------------------------------------------------------------------------
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those indicated by the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, those set forth below in "Factors That May Affect Future Operating Results" as well as those discussed in the "Risk Factors" section included in the Company's Final Prospectus dated May 2, 1996 filed as part of a Registration Statement on Form S-1 (Reg. No. 333-02020).

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues were $9.1 million for the quarter ended September 30, 1996 as compared to $4.5 million for the same 1995 quarter, representing an increase of 100.0%. Total net revenues were $21.8 million for the nine months ended September 30, 1996, an increase of 105.0% as compared to $10.6 million for the same period a year ago. The Company's revenues are principally derived from software licenses and fees for services, which are generally charged separately. Revenues are recorded net of reserves for potential credit losses, which losses to date have not been significant. In 1996 and 1995, 6% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its operations outside of the United States and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance and there can be no assurance that such expansion will be successful.

         LICENSE REVENUES. License revenues were $5.4 million for the quarter ended September 30, 1996 as compared to $2.9 million for the comparable 1995 quarter. License revenues for the nine-month period ended September 30, 1996 were $13.5 million as compared to $7.3 million for the comparable period in 1995. The increases in license revenues were attributable to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce, the addition of Web/Intranet capabilities to this product in the fourth quarter of 1995 and expansion of the Company's field sales force and indirect distribution channels. The prices of the Company's licenses have remained relatively constant during the comparable periods of 1995 and 1996. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results. The Company operates with little backlog because its products are generally shipped as orders are received. As is typical of the Company's business, the Company recognized a substantial portion of its license revenues from transactions booked and shipped near the end of the quarter ended September 30, 1996. Any downturn in any potential customer's business, or any loss or delay of individual orders in the future would have a significant adverse impact on the Company's future business and operating results. See "Factors That May Affect Future Operating Results."

         SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $3.7 million for the quarter ended September 30, 1996 as compared to $1.6 million for the comparable 1995 quarter. Service and other revenues for the nine months ended September 30, 1996 were $8.3 million as compared to $3.4 million for the comparable period of 1995. Services and other revenues increased as a percentage of total net revenues to 40.9% for the quarter ended September 30, 1996, from 36.2% for the quarter ended September 30, 1995, and increased to 37.9% for the nine months ended September 30, 1996 from 31.6% for the comparable 1995 period. These increases in services and other revenues occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support, training and installation services associated with the increased volume of licenses of the Company's software. In addition, services and other revenues as a percentage of total net revenues can fluctuate from quarter to quarter due to timing and length of consulting projects. Consulting services can be contracted for under fixed fee or time and material arrangements. The Company's mix of time and materials contracts has increased in 1996 and is expected to continue to increase as the Company moves away from contracting for fixed fee consulting arrangements. The Company does not expect historical growth rates of its services revenues to be sustainable in the future. To the extent services and other revenues is a higher percentage of total net revenues, overall gross profit margins may be adversely impacted. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and results of operations.

COST OF REVENUES

         COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation, and royalties paid to third parties under technology licenses. Cost of license revenues was $138,000 and $135,000 for the quarters ended September 30, 1996 and September 30, 1995, representing 2.6% and 4.7% of the related license revenues for the respective quarters. Cost of license revenues was $338,000 for the nine months ended September 30, 1996 as compared to $378,000 for the comparable 1995 period, representing 2.5% and 5.2% of the related license revenues for the respective periods. The decrease in cost of license revenues as a percentage of license revenues from 1995 to 1996 was due to increased license revenues coupled with decreased material and overhead costs. If the Company were required to obtain licenses from third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly. See "Factors That May Affect Future Operating Results."

         COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $3.0 million and $1.0 million for the quarters ended September 30, 1996 and September 30, 1995, representing 81.7% and 63.7% of the related services and other revenues for the respective quarters. Cost of services and other revenues was $7.0 million for the nine months ended September 30, 1996 as compared to $2.5 million for the comparable 1995 period, representing 84.4% and 74.1% of the related services and other revenues for the respective periods. These increases in absolute dollars for the comparable quarterly and nine-month periods were due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The cost of services and other revenues as a percentage may vary between periods due to the mix of services provided by the Company and to varying levels of expenditures to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

PRODUCT DEVELOPMENT

         Product development expenses were $1.5 million and $616,000, or 16.9% and 13.6% of total net revenues, for the quarters ended September 30, 1996 and September 30, 1995, respectively. Product development expenses were $4.0 million and $1.9 million, or 18.3% and 17.6%, for the nine-month periods ended September 30, 1996 and 1995, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increases in absolute dollars and as a percentage of total net revenues for the comparable quarterly and nine-month periods were attributable primarily to increased staffing related to development of application products, ongoing enhancements to Electronic Workforce, and the development of a version of Electronic Workforce to run on Windows NT. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels. The failure to develop and introduce a Windows NT version of Electronic Workforce on a timely basis would have a material adverse affect on the Company's business and results of operations. See "Factors That May Affect Future Operating Results."

         In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalizes eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. To date, such capitalizable costs have not been material. Accordingly, the Company has charged all such costs to product development expenses in the accompanying statements of operations.

SALES AND MARKETING

         Sales and marketing expenses were $4.0 million and $2.0 million, or 44.4% and 45.2% of total net revenues, for the quarters ended September 30, 1996 and September 30, 1995, respectively. Sales and marketing expenses were $10.5 million and $5.5 million, or 48.0% and 51.4%, for the nine-month periods ended September 30, 1996 and 1995, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increases in absolute dollars for the comparable quarterly and nine-month periods were due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The reductions in sales and marketing expenses as a percentage of total net revenues were due primarily to the growth in total net revenues. The Company expects to continue to expand its field sales and marketing efforts, its third party value added reseller ("VAR") distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. There can be no assurance that the Company's VARs will be able to successfully sell and support the Company's products at the level required to expand the market for the Company's products. See "Factors That May Affect Future Operating Results."

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $845,000 and $421,000, or 9.3% and 9.3% of total net revenues, for the quarters ended September 30, 1996 and September 30, 1995, respectively. General and administrative expenses were $2.0 million and $846,000, or 9.1% and 8.0%, for the nine months ended September 30, 1996 and 1995, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in absolute dollars for the comparable quarterly periods and the increases in both absolute dollars and as a percentage of total net revenues for the comparable nine-month periods were attributable primarily to the addition of staff, increased costs associated with expansion of information systems to support the growth of the Company's business and increased costs to take on the additional responsibilities associated with being a public company. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenditures will increase in absolute dollars in the future.

INTEREST INCOME (EXPENSE), NET

         Interest income (expense), net was $534,000 and ($4,000) for the quarters ended September 30, 1996 and September 30, 1995, respectively. Interest income, net for the nine months ended September 30, 1996 and 1995 was $936,000 and $16,000, respectively. These increases for the quarterly and nine-month periods were due primarily to increases in average investment balances as a result of investment of the proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES

         The provisions for income taxes relate primarily to state income and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through April 1996, the Company financed its operations and met its capital resource requirements primarily through the private sales of Preferred Stock, totaling $24.1 million, and capital equipment leases. On May 2, 1996, the Company completed its initial public offering of 2,875,000 shares of its common stock at a price of $15.00 per share. Proceeds to the Company from this offering were approximately $39.0 million, net of underwriting discounts, commissions, and other offering costs. At September 30, 1996, the Company's cash, cash equivalents, and short-term investments (short-term interest-bearing, investment-grade securities) totaled $43.8 million.

         At September 30, 1996, the Company had available a $2.0 million revolving bank line of credit agreement that is secured by the assets of the Company and expires in May 1997. Under terms of the agreement, advances under the line are limited to 80% of eligible accounts receivable and borrowings accrue interest at the bank's prime rate plus 0.5%. The line of credit contains provisions that prohibit the payment of cash dividends without the bank's consent and requires the maintenance of specified levels of tangible net worth and certain financial ratios. There were no borrowings outstanding under the line at September 30, 1996.

         For the nine months ended September 30, 1996, operating activities provided cash of $1.4 million. Investing activities used cash of $7.0 million, primarily for the purchase of $3.3 million in property and equipment and the net purchase of $3.5 million in short-term investments. The Company expects that its capital expenditures will increase as the Company's employee base grows. Net cash generated from financing activities of $38.7 million was related primarily to proceeds from the Company's initial public offering.

         At September 30, 1996, the Company's working capital was $44.5 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Except for the historical information contained in this 10-Q, the matters discussed herein are forward looking statements. These forward looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, the Company's international operations, expected mix of revenues, expected gross margins on services and other revenues, certain expected operating expense levels and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The revenue levels, results of operations and growth rates achieved during the quarter and nine months ended September 30, 1996 are not necessarily indicative of the results that may be achieved in any future period. There can be no assurance that the Company will achieve profitability or experience growth in revenues in the current quarter or any future quarter. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, fund greater levels of research and development, broaden its customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

         The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. Individual orders for the Company's products typically are for relatively large dollar amounts. The Company also believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital resources. Therefore, any downturn in any potential customer's business, or any loss or delay of individual orders for any reason, would have a significant impact on the Company's revenues and quarterly results. In addition, because the Company typically recognizes a substantial portion of its total revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. Revenues are difficult to forecast because the market for the Company's products is rapidly evolving.

         Based upon all of the foregoing, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total net revenues or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

         The Company's future success will depend on its ability to design, develop, test, sell and support new software products and enhancements of current products on a timely basis in response to changing customer needs, competition, technological developments and emerging industry standards. The current version of the Company's Electronic Workforce product runs on IBM Corporation's OS/2 operating system. The Company believes that some potential customers will not license the Company's product unless and until it runs on an alternative operating system. Accordingly, the Company is devoting significant engineering and research and development resources to design and develop a version of Electronic Workforce to run on the Microsoft Windows NT operating system. It is possible that the Company's intention to develop a Windows NT-based version of Electronic Workforce will cause potential customers to defer or forgo purchases of current or future versions of Electronic Workforce, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success, particularly in Web and Intranet applications, will depend upon the timely and successful completion of this development and the ability of the Company to provide a Windows NT-based version of Electronic Workforce with an adequate level of performance and functionality. There can be no assurance that the Company will be successful in developing, on a timely basis or at all, a fully functional Windows NT-based version of its product or that such version, if developed, will achieve customer acceptance. Failure by the Company to develop a Windows NT-based version of Electronic Workforce successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

         In March and April of 1996, the Company received letters from Syntellect Technology Corporation ("Syntellect") and Lucent Technologies ("Lucent") inviting the Company to negotiate a license of such parties' patents. In October 1996, Lucent renewed its invitation and offered to license certain Lucent patents to the Company for a substantial lump sum payment. Based on its investigation of the patents referenced in such letters, the Company believes that it does not violate any valid claims of the Syntellect or Lucent patents. Nevertheless, there can be no assurance that the Company will not be found to infringe any of the identified patents. If the Company is required to seek licenses on any of these patents, there can be no assurance that the costs associated with such licenses, if available, would not have a material adverse effect on the Company's business, financial condition or results of operations. In the event that the Company cannot come to an agreement with the above parties, the Company may be drawn into litigation with such parties. There can be no assurance that the costs associated with such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations. In the future, the Company may receive additional communications from these or other parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their property rights. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         An integral part of the Company's strategy is to develop multiple distribution channels, including a field sales force, VARs and original equipment manufacturers. The Company intends to increase its reliance on third-party distribution partners in the future. The Company is expending and intends to continue to expend significant resources to develop the VAR channel. VARs are not, however, subject to any minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain VARs also offer competing products that they produce or that are produced by third parties. There can be no assurance that the Company's existing VARs will continue to provide the level of services and technical support necessary to provide a complete self-service solution to the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of VARs, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new VARs with the technical, industry and application expertise required to market the Company's products successfully in the future could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is successful in increasing its sales through VARs, those sales will be at discounted rates, and revenue to the Company for each such sale will be less than if the Company had licensed the same products to the customer directly.

         In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: demand for and market acceptance of Web/Intranet products and services; the Company's ability to deliver on time, and market acceptance of, new products or upgrades of existing products; customer order deferrals in anticipation of new products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; changes in the mix of distribution channels through which the Company's products are offered; competitive conditions in the industry; risks associated with global operations; general economic conditions; and the "Risk Factors" listed from time to time in reports that the Company files with the U.S. Securities and Exchange Commission, including but not limited to the Company's Final Prospectus dated May 2, 1996.

--------------------------------------------------------------------------------
PART II.          OTHER INFORMATION
--------------------------------------------------------------------------------



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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibits are being filed as part of this Report:

                  11.01             Statement of Income (Loss) Per Share

                  27.01             Financial Data Schedule

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EDIFY CORPORATION




Date: October 24, 1996        By:    /s/  Stephanie A. Vinella
                                  ----------------------------
                                   Stephanie A. Vinella
                                   Vice President of Finance and Administration, Chief Financial Officer and Secretary

--------------------------------------------------------------------------------
EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX
--------------------------------------------------------------------------------

                                                                         PAGE
        EXHIBITS                                                        NUMBER

11.01   Statement of Income (Loss) Per Share.........................     19

27.01   Financial Data Schedule......................................     20