Form 10-K
period 1996-12-31
EDIFY CORP
filed 1997-03-27
CIK 879898

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NUMBER: 0-28480

                               EDIFY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                              NAME OF EXCHANGE
               TITLE OR CLASS                                ON WHICH REGISTERED
---------------------------------------------   ---------------------------------------------
       Common Stock, $0.001 par value                   Nasdaq National Market System

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
------

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At February 28, 1997, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $134,677,953.

     As of February 28, 1997, there were 16,305,951 shares of the Registrant's Common Stock outstanding.

     Part III incorporates by reference from the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.
================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.................................................................................    1
  Item 1.    Business..................................................................    1
  Item 2.    Properties................................................................   13
  Item 3.    Legal Proceedings.........................................................   13
  Item 4.    Submission of Matters to a Vote of Securities Holders.....................   14
  Item 4A.   Executive Officers of the Registrant......................................   14

PART II................................................................................   15
  Item 5.    Market for the Registrant's Common Stock and Related Stockholder
             Matters...................................................................   15
  Item 6.    Selected Financial Data...................................................   16
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................   17
  Item 8.    Financial Statements and Supplementary Data...............................   25
  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................   25

PART III...............................................................................   26
  Item 10.   Directors and Executive Officers of the Registrant........................   26
  Item 11.   Executive Compensation....................................................   26
  Item 12.   Security Ownership of Certain Beneficial Owners and Management............   26
  Item 13.   Certain Relationships and Related Transactions............................   26

PART IV................................................................................   26
  Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K...........   26

SIGNATURES.............................................................................   42

INDEX TO EXHIBITS......................................................................   43

                                     PART I

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "plans," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forwardlooking statements, which speak only as of the date hereof.

ITEM 1. BUSINESS

     Edify Corporation ("Edify" or the "Company") is a leading supplier of self service software products that enable organizations to provide automated services accessed by customers and employees via the Internet, corporate Intranets and the telephone. The Company's software addresses the growing need for organizations to provide more and better service while containing costs, to capitalize on emerging interactive media and to leverage investments in enterprise systems and communications infrastructure. Over the past five years, Edify has licensed its Electronic Workforce development and run-time software to over 650 customers for custom development of Web, telephone and electronic mail self service applications such as bank account inquiries and employee benefit enrollments. During 1996, the Company introduced two software application products, the Electronic Banking System ("EBS") and the Employee Service System ("ESY"), as part of its strategy to establish leadership in the market for Web-based self service applications in the financial services and human resources market segments.

     Edify's Electronic Workforce is a full-featured, scalable and flexible application development and run-time system that enables organizations to design and deploy self service applications through which users can conveniently and easily obtain access to a broad range of valuable information and services. Electronic Workforce's object-oriented architecture allows the incorporation of multiple media, enabling service applications through Web browsers, telephones, facsimiles, electronic mail and alphanumeric pagers. It also facilitates interaction with information content assembled from a variety of sources, including mainframe and client-server applications and relational databases. Electronic Workforce also includes a "visual" development environment that enables rapid development and adaptation of custom self service applications without writing lines of code.

     Edify's Electronic Banking System is a software application product which offers financial institutions the means to deploy a suite of automated banking services via the World Wide Web (the "Web"). The Company's Employee Service System is a software application product that offers human resources ("HR") organizations the means to empower employees with direct access to information and services over corporate Intranets. EBS and ESY each offer a fully integrated application suite, multiple access options including the Web and telephone, and visual customization tools for rapid customization and integration with a wide range of back office systems. They both are built on Edify's Electronic Workforce and utilize Web browser, Java and other technologies which address the customization requirements necessary for the application products market.

INDUSTRY BACKGROUND

     In today's highly competitive global marketplace, customers and employees are increasingly demanding faster, more convenient and more interactive access to information and services. Competitive pressures are driving businesses to increase the quality of such services while containing costs. The delivery of richer, more cost-effective services has become critical in differentiating a company's product or service offerings and expanding its market share. While traditional information and automation systems have focused primarily on increasing the efficiency of core business operations, new opportunities exist to employ available and emerging technologies to automate and enhance interactions with customers and employees.

     Organizations have traditionally used trained service representatives to bridge the gap between customers and employees and the enterprise information systems that store and process account, employment, shipment or other information. Service representatives perform multiple functions, including receiving inquiries from customers or employees, using enterprise software applications to extract relevant information, implementing company policies and communicating responses to the inquiries. Reliance on people to perform these service functions is expensive and has inherent limitations in terms of scalability, flexibility and reliability. Labor costs tend to grow proportionately with increased demands for service, and the quality of service becomes more difficult to maintain as the number of service representatives increases. In addition, the time required to hire and train service personnel limits the speed with which organizations can respond to increasing customer demands or to new competitive service offerings. The solution to these service demands and challenges is to use technology to enable customers and employees to serve themselves through automated "self service" applications that provide direct and interactive access to enterprise information and services.

  THE EVOLUTION OF SELF SERVICE

     Self service applications have expanded rapidly over the last two decades as end-users have become increasingly comfortable with self service and as new technologies have broadened end-user access to automated services and have increasingly enabled the development of full-featured self service applications. Each new technology has expanded the scope of self service applications rather than supplanted the earlier technologies.

     ATMs. During the 1970s, automated teller machines ("ATMs") were an initial proving ground for the economic benefits and consumer acceptance of self service. ATMs not only provide the benefits of better customer service but also reduce the need for banks to build, staff and maintain expensive branch offices.

     Telephone Self Service. During the 1980s, the availability of toll-free telephone service and touch-tone dialing provided an infrastructure that permitted self service over the telephone. This infrastructure has been exploited using voice processing technology and standalone interactive voice response ("IVR") systems. IVR systems, often operating in large call centers, provide convenient 24-hour access to information and services through touch-tone telephones, facsimile machines or alphanumeric pagers. Popular telephone self service applications include telephone banking, employee benefit enrollment, university student course registration and verification of customer order and shipment status. According to DataQuest, an independent market research firm, the market for telephone self service systems in the United States was estimated to be $1.2 billion in 1996 and is expected to grow at a rate of over 20% per year through the year 2000. While telephone self service has continued to gain acceptance and grow due to the ubiquity of touch-tone telephones, Edify believes that the inherent user interface limitations of the telephone, such as the lack of a visual display and the small number of touch-tone keys, has limited the development of a larger self service automation market.

     Web/Intranet Solutions. Today, the Web/Intranet infrastructure enables users of personal computers operating Web browser software to access and interact with a broad range of information sources independent of physical location and underlying computer design. The Web/Intranet infrastructure shares many attributes of the telephone, namely, widespread connectivity, widespread access to service and a simple, easy-to-use interface. However, Web browsers offer advantages over the telephone, including a visual user interface, keyboard input and extensive support for alphanumeric, audio, video and text information types. Furthermore, the user population of Web browsers, who represent potential users of Web/Intranet self service solutions, is growing rapidly. According to International Data Corporation, an independent market research firm, the number of users accessing the Web will grow from 34.6 million at the end of 1996 to
163.0 million at the end of 2000. In addition, organizations are rapidly adopting Web browser and server software for internal employee communications using secure private Intranets. The Company believes that organizations will increasingly use Intranets to improve communications, distribute information, lower operating costs and re-engineer operations. International Data Corporation estimates that the installed base of Intranet servers will grow from 277,000 in 1996 to 8.8 million in 2000.

     Self Service Application Products. Today, the self service market is primarily comprised of custom solutions developed by vendors and integrators of Web tools and IVR systems. Because organizations maintain a wide variety of existing information systems and self service requirements, self service solutions frequently involve custom Web/telephone user interfaces and back office integration. However, certain segments of the self service market present a common set of functionality and back office integration needs. This commonality, combined with the visual characteristics of the Web, is enabling the development of self service application products for these market segments. Self service application products offer organizations benefits similar to those of packaged client-server application products: proven functionality, ongoing product enhancements and lower support costs.

EDIFY SOLUTIONS

     Edify's software solutions provide the following benefits:

     Robust, Customer-Oriented Self Service Applications. Edify's software enables organizations to deploy self service applications through which end users can conveniently and easily obtain access to a broad range of valuable information and services. The flow of self service applications can be designed from the end user's perspective so that it corresponds in a natural way to what the user wants to know or do. Although an application may require access to information and services on a wide variety of disparate computer systems within the organization, it retrieves the information and presents the services to the end user in a unified, intuitive way. In addition, applications created with Edify software can retain the history of end user transactions, which enables organizations to customize the self service interactions and cross-sell related services or products to end users more effectively.

     Interactive, Personalized Service through Intelligent Interaction Management. The architecture of Edify's software enables organizations to provide highly interactive self service applications that can be customized easily for and by the end user. The run-time system provides service functions interactively in response to user inquiries from an on-line personal computer or telephone as well as proactively in response to pre-set parameters. The Company's architecture also allows companies to target particular groups of users with specific services through cross selling, narrow casting of content and segmented service by class of user. These "one-to-one" capabilities enhance the value of the self service applications for both the organization and the end user.

     Access Through Multiple Front End Media. The object-oriented architecture of Edify's software is designed to provide self service functions through a broad range of communications media, including Web browsers, telephones, facsimiles, electronic mail and alphanumeric pagers, either alone or in combination. This design has enabled the Company to provide end users with multiple points of entry to the system and to incorporate new communications media, such as the Web/Intranet, as they have emerged to deliver a wider, more useful range of self service functions. In addition, the Company's software provides better, more differentiated types of service by supporting multiple combinations of communications media within the same application. For example, the Company's Page Call feature allows Web users to initiate a direct telephone link to a customer service representative ("CSR") in a call center with a mouse click. Page Call "pops" the current page being viewed by the user onto the screen of the CSR and shadows the movements of the user so that the CSR can more effectively communicate with the customer.

     Broad Integration with Back End Enterprise Systems and Communications Media. In contrast to systems that are designed specifically for standalone Web or telephone applications, Edify's software is designed to integrate with a wide variety of computer and telecommunications technologies and products. These include mainframe, client-server and personal computer software applications, relational databases running locally or on distributed networks, Web servers, central office or private branch exchanges ("COs" and "PBXs") and automated call distributors ("ACDs"). In addition, the Company has developed or is developing specific links to systems offered by Applied Communications, Inc. ("ACI"), CheckFree Corporation ("CheckFree"), M&I Data Services, NCR Corporation ("NCR") and Visa Interactive ("Visa") in the financial services market and PeopleSoft Inc. ("PeopleSoft") and SAP AG ("SAP") in the human resources market. This broad integration capability enables Edify's solutions to access information from multiple back end systems and to extend the information by assembling rich combinations of content from diverse sources and making them available to end users.

     Highly Adaptable, "Visually" Developed Applications. Electronic Workforce includes an object-oriented visual development environment that enables developers to create and adapt custom self service applications rapidly. By positioning graphical icons on a workspace grid, a developer can define complete self service applications without writing lines of code. The visual development environment allows a developer to build new objects for often-used processes, such as obtaining and preparing information from a particular source, and then to re-use these objects in other applications. In addition to reducing the time to market for new custom applications, the Company believes that the adaptability of its development environment provides substantial cost savings over the life of an application. In addition, the visual customization tools for EBS and ESY enable developers to modify easily the look and feel of the application, define classes of users, segment functionality by user type and establish cross selling rules and notification services.

     Scalability, Reliability and Security. Edify's software architecture is designed to provide the high capacity and reliability necessary for large scale deployment of self service applications. The Company's software operates on one or more networked computer servers allowing customers to expand capacity with additional agents as the number of applications or users increases. The Company has successfully deployed customer applications with over 20 server nodes and believes that its architecture is scalable beyond the size of such installed systems. Electronic Workforce has been designed with separate subsystems that isolate system faults and with the ability to accommodate the loss of one or more networked nodes without affecting service elsewhere in the system. In addition, Electronic Workforce manages security and resource contention in providing access to various enterprise systems and communications media.

THE EDIFY STRATEGY

     The Company's objective is to become the leading provider of self service software used by organizations to provide customers and employees with automated, direct access to information and services. Edify's strategy includes the following key elements:

     Leverage Technology to Offer Comprehensive, Custom Self Service
Solutions. Edify intends to capitalize on its object-oriented software architecture and visual development technology to extend the capabilities of Electronic Workforce to automate a wide range of service functions. The system architecture of Electronic Workforce enables organizations to create and manage functionally rich, intuitive customer- and employee-oriented services assembled and delivered through the integration of enterprise computer and telecommunications systems. The Company plans to continue to enhance the functionality of its custom self service solutions and to incorporate new technologies and standards, as it has done with Web browsers, as they evolve, to offer more comprehensive solutions and broaden the market acceptance of these solutions.

     Exploit the Emerging Market Opportunity for Self Service Application Products. The Company believes that the emergence of the Web/Intranet has increased significantly the market for self service solutions, particularly for application products that address segments with common solution requirements. Edify's market strategy is to apply its technology and experience in self service solutions to exploit and develop the application market opportunities. As part of this strategy, during 1996 the Company developed and introduced fully integrated application products for the financial services and human resources markets, the Electronic Banking System and the Employee Service System. The Company's application products are designed to leverage its core Electronic Workforce technology and extend it utilizing Web, Java and other technologies which address the customization requirements necessary for the applications market. The Company's application products offer a broad range of customizable application modules that provide specific self service functions for each target market. This modularity enables organizations to offer the services that meet their particular needs as they evolve over time. The Company intends to invest significantly in the ongoing development of additional application modules for these products.

     Establish Leadership in the Financial Services and Human Resources
Markets. While the Company markets its products across multiple markets, it emphasizes two key market segments: customer self service applications within the financial services industry and HR self service applications across multiple industries. The Company is focusing on these segments because they represent a large portion of the self service market and the Company has developed significant expertise in developing solutions for these segments. The Company focuses a significant portion of its sales and marketing activities on these two segments, including the establishment and expansion of distribution or joint marketing relationships with leading technology providers, outsourcers and integrators in each segment. In the financial services market, Edify has established relationships with ACI, AT&T Corporation ("AT&T"), Hewlett-Packard Corporation ("HP"), Intuit Inc. ("Intuit"), M&I Data Services, Microsoft Corporation ("Microsoft"), NCR, Price Waterhouse LLC ("Price Waterhouse") and Visa, among others. In the HR market, the Company has relationships with Ceridian Corporation ("Ceridian"), InPower, Inc. ("InPower"), PeopleSoft, SAP and Watson Wyatt Worldwide ("Watson Wyatt"), among others. In addition, in 1996 the Company introduced software application products for the financial services and human resources markets, EBS and ESY. The Company intends to invest significantly in these relationships and products in order to establish leadership in the financial services and human resources markets.

     Pursue Multiple Channels of Distribution. To achieve broad scale adoption of its self service software, the Company believes that it must continue to pursue multiple distribution channels worldwide. The Company currently distributes products through a combination of field sales and indirect sales channels, including VARs, an OEM and international distributors. In order to facilitate sales of its new application products and to leverage its installed base, in 1996 Edify established dedicated sales positions for application specialists, major customers and the installed base. The Company pursues VARs with vertical market expertise, systems integration experience and geographical diversity. The Company's international distribution strategy is to penetrate key international markets by seeking additional regional distributors and by further developing its existing distributor relationships.

     Expand Implementation Capacity and Expertise. The Company seeks to accelerate customer adoption and deployment of self service solutions by expanding its professional services consulting organization and leveraging its partnerships with third party integrators. Through its professional services organization, the Company has established expertise in assisting and training customers to perform integrations of diverse computer and communications systems as well as knowledge of user interface and design and a familiarity with the self service needs of its targeted market segments. The Company intends to continue to expand its professional services organization with experienced consultants who combine technical and application expertise. The Company believes that its professional services organization facilitates the success of its customers' implementations, strengthens its customer relationships and generates valuable feedback that the Company can apply to product enhancements. In addition, the Company is developing relationships with third party integrators such as Price Waterhouse and Watson Wyatt to assist customers with the successful implementation of Edify products. The Company believes these relationships will enable its customers to achieve efficient implementation of its products while minimizing the capacity strain on the Company's professional services organization.

     The foregoing statements regarding the Company's strategy and intentions are forward-looking statements, and actual results may vary substantially depending upon a variety of factors, including the development of emerging markets for Web-based self service software, intense competition, evolving industry standards, changing customer needs, any product development delays, and the ability of the Company to manage any future growth and new distribution channels.

MARKETS, CUSTOMERS AND APPLICATIONS

  MARKETS

     The Company targets customer service and human resources functions within large organizations where there is a need to process substantial numbers of customer or employee service transactions efficiently. Electronic Workforce is best suited for organizations seeking to offer a variety of functionally rich services that can be rapidly deployed or modified, accessed by customers and employees through multiple communications media and integrated with existing or new enterprise applications and telecommunications systems. The Company has successfully installed solutions in the banking, consumer goods, energy/utilities, financial services, technology, universities, retail, insurance, telecommunications, healthcare, manufacturing and media sectors, among others. The Company currently participates in two major self service areas: customer self service across a number of industries and employee self service focused on HR applications.

  CUSTOMERS

     As of December 31, 1996, Edify had, directly or indirectly through VARs or distributors, licensed its products to over 650 customers. The following is a representative list of the Company's direct and indirect customers as of December 31, 1996 that accounted for more than $100,000 in revenue to Edify from January 1, 1995 through December 31, 1996. The Company believes that these customers are typical of the Company's customer base by virtue of the industries they represent and the types of applications they implement using the Company's products. Because the Company generally does not have long-term sales contracts with its customers, however, there can be no assurance that relationships with these or other customers will continue. No single customer accounted for more than 10% of the Company's total revenue in 1996.

            BANKING                          CONSUMER GOODS                    FINANCIAL SERVICES
--------------------------------    --------------------------------    --------------------------------
Canandaigua National Bank           Eastman Kodak Company               Capital One Corporation
  & Trust Company                   Frito Lay, Inc.                     Hazlehurst & Associates
Chase Manhattan Bank                General Mills, Inc.                 (Northern Trust)
Countrywide Banking Corporation     Hallmark Cards                      Janus Capital Corporation
  Ltd.                              Kraft General Foods, Inc.           Key Services Corporation
Dollar Bank, Federal Savings        Nintendo of America, Inc.           M&I Data Services
Bank                                Pepsico, Inc.                       Merrill Lynch & Co., Inc.
First Union Corporation                                                 Neuberger & Berman, Inc.
NationsBank Corporation                                                 Robertson, Stephens
Signet Banking Corporation                                              & Company LLC
Standard Chartered Bank                                                 Scudder, Stevens & Clark, Inc.
World Financial Network
  National Bank
INSURANCE                           MANUFACTURING                       MEDIA
--------------------------------    --------------------------------    --------------------------------
Aetna Life & Casualty               Deere & Company                     CBS Inc.
American Skandia                    General Electric                    Los Angeles Times
Metropolitan Life Insurance Co.     Perkin-Elmer Corporation            Times Warner Inc.
SAFECO Corporation                  United Technologies Corporation,    Turner Broadcasting System, Inc.
Transamerica Insurance Finance        Pratt & Whitney
Corporation (TIFCO)                 Westinghouse Electric
                                    Corporation
TECHNOLOGY                          TELECOMMUNICATIONS                  UNIVERSITIES
--------------------------------    --------------------------------    --------------------------------
Cisco Systems, Inc.                 Aspect Telecommunications Corp.     Stanford University
Hewlett-Packard Company             AT&T Corp.                          University of California,
Oracle Corporation                  BellSouth Corporation               Los Angeles
Toshiba                             MCI Communications Corp.            University of California, San
Unisys Corporation                  Pacific Telesis Group               Diego
                                                                        University of Colorado
                                                                        University of Florida

  APPLICATIONS

     Edify's software can be used in many applications, including the following representative applications:

     Mutual Fund Company: Internet and Telephone Customer Service Application. A large domestic mutual fund company first began using Electronic Workforce to provide its customers with automated services accessible through the telephone. The application allows customers to access account activity, including prices and yields of mutual funds, conduct funds transfers and obtain information about mutual fund offerings and other account services. In addition, customers can customize their menu options to suit their personal preferences and access in-depth, context sensitive help information. Based on the success of this application, the company added integrated access to these services through Web browsers. The new Web application also features graphical representations of asset allocations and call-back from a live customer service representative via Edify's Page Call feature. These applications illustrate Edify's ability to provide common integrated services through multiple access media.

     Information Systems Products Company: Intranet HR Application. A major global information systems products company is using Electronic Workforce to offer employee self service over its worldwide corporate Intranet to over 35,000 employees. Using Web browsers, employees can update job skills information, check and update W-4 deductions, register for training courses, update personal information and initiate personalized career planning and development programs. To provide these services, Electronic Workforce interoperates with a PeopleSoft HRMS, Oracle database applications, legacy systems and electronic mail systems. This application illustrates the capability of Electronic Workforce to automate a wide range of service tasks and integrate with multiple back office information systems.

     Retail Bank: Telephone HR Application and Telephone and Web Banking Application. A top 100 domestic retail bank is using Electronic Workforce to provide HR self service via the telephone, enabling employees to update personal information, access benefits information and employee reviews, and register for training courses. The company also employs Electronic Workforce integrated with an Aspect call center solution to offer phone-based services to its banking and credit card customers. Banking customers can access account balances, review recent transactions and search for particular transactions. Credit card customers are able to access account balances, payment histories and payment due dates. In addition, the company recently implemented the Electronic Banking System to provide integrated Web banking services, including access to account balances and account statements, transfer of funds between accounts, notification services via electronic mail and facsimile, and secure electronic mail to the bank. This solution illustrates how Edify's products can be implemented throughout an organization to provide a broad range of services to customers and employees via the Web and telephone.

PRODUCTS

     Edify currently offers two self service software products, the Electronic Workforce and the Electronic Banking System, and recently introduced its third product, the Employee Service System. Electronic Workforce is an integrated development environment and a run-time system utilized for the creation and management of custom self service applications. EBS and ESY are application products which address the needs of the financial services and human resources markets, respectively. EBS and ESY are built on top of the Electronic Workforce and incorporate Web, Java and other technologies which address the customization requirements necessary for the application product market. The current versions of these products run on Intel-based hardware platforms using IBM Corporation's ("IBM") OS/2 operating system. The Company is currently developing versions of the software for Microsoft's Windows NT operating system.

ELECTRONIC WORKFORCE

     Edify's Electronic Workforce, which began shipping in the first quarter of 1992, is a full-featured, scalable and flexible application development and run-time system that enables organizations to design and deploy custom self service applications through which users can conveniently and easily obtain access to a broad range of valuable information and services. Electronic Workforce's object-oriented architecture allows the incorporation of a broad range of media, enabling self service applications through Web browsers, telephones, facsimiles, electronic mail and alphanumeric pagers, either alone or in combination. It also facilitates interaction with information content assembled from a variety of sources, including mainframe and client-server applications and relational databases, all in a way that is transparent to the end user. Electronic Workforce is comprised of two primary components which are licensed separately:

     Agent Trainer. The Agent Trainer is an object-oriented, visual development environment used to define and customize self service applications. Agent Trainer provides developers with a visual framework for process automation through which complex associations of media, information sources and application functions may be represented in a simple and conceptual way. By positioning graphical icons on a workspace grid, a developer can define complete self service applications without writing lines of code.

     Agent Supervisor. The Agent Supervisor run-time system schedules applications, manages the sharing of physical resources, tracks and compiles operating statistics and oversees security, fault detection and recovery. These features simplify the task of developing self service applications by eliminating the need to program such functions within each application. In addition, they give administrators the ability to manage large scale systems efficiently where many applications need to be scheduled and share resources concurrently. Agent Supervisor can be installed on multiple networked servers and can work in a coordinated fashion to achieve high levels of service capacity. It is designed to work with the Agent Trainer so that applications can be developed, tested and installed on-line without interruption of on-going service.

     Electronic Workforce components are licensed according to capacity and according to functionality. Capacity is determined by the number of concurrent users on a server. Functionality is primarily determined by the end user communications media and by the access methods to a customer's back office systems that are supported by the software. Typical software licenses with associated maintenance and consulting contracts begin at approximately $50,000, and large customer contracts can exceed $1 million.

ELECTRONIC BANKING SYSTEM

     The Electronic Banking System, which began shipping in September 1996, is a software application product which offers financial institutions the means to deploy a suite of automated banking services via the World Wide Web. EBS is built on top of the Electronic Workforce and incorporates Web, Java and other technologies which address the customization requirements necessary for the application product market. EBS is the first product to combine Web banking services with optional electronic banking capabilities that support self service via telephones, facsimiles and personal financial management software. EBS is comprised of three components: a fully integrated application suite for Web banking; multiple electronic delivery options including telephone, facsimile and personal financial managers; and visual customization tools for rapid customization and integration with a wide range of back office systems.

     The Electronic Banking System's application suite utilizes a user interface framework that includes a tool set which enables banks to incorporate their unique brands, logos and product names into the application. EBS currently includes the following integrated application modules: home banking, bill payment, dynamic target marketing, personal profile, message center and customer service teleconferencing.

     Edify intends to develop additional application modules for EBS to enable EBS customers to expand the range of services offered through EBS. In addition, EBS has been designed using the visual customization tools of Electronic Workforce, enabling EBS customers and Edify partners to develop custom Web banking modules that integrate with the EBS Web user interface framework. With this customization capability, financial institutions can offer differentiated services ahead of their competition while still gaining the economies of scale traditionally achieved with pre-built solutions. Finally, use of the Electronic Workforce software provides a scalable and highly reliable run-time environment, meeting requirements for high capacity, mission critical implementations.

     EBS pricing, including the application and implementation services, begins at approximately $75,000. Actual pricing varies depending upon the number of modules desired, the capacity requirements of the system and the level of customization and integration support.

EMPLOYEE SERVICE SYSTEM

     The Employee Service System, which was announced in December 1996, is a software application product that offers human resources organizations the means to empower employees with direct access to information and services over corporate Intranets. ESY addresses the growing need for HR organizations to reduce administrative costs while expanding the availability and value of employee services. Similar to EBS, ESY comprises three components: a fully integrated application suite for employee self service; multiple access options including Web browser, telephone, electronic mail, kiosk and facsimile; and visual customization tools for rapid customization and integration with a wide range of back office systems.

     ESY offers a suite of integrated application modules that automate the most common and time-intensive employee transactions managed by HR organizations. ESY currently includes the following integrated application modules: personal profile, direct deposit, electronic pay stub, W-4, leave status, benefits summary, employee directory, job posting and training registration.

     As with EBS, the Company intends to develop additional application modules for ESY. In addition, in order to facilitate integration with human resources information systems, Edify intends to offer optional pre-built integration modules for leading HRIS vendors such as PeopleSoft and SAP. ESY also has been designed using the visual customization tools of Electronic Workforce, enabling ESY customers and Edify partners to develop custom application modules that integrate with the ESY Web user interface framework. In addition, ESY includes the Dashboard Configurator, a visual customization tool which enables easy customization of the user interface and other graphical elements. Finally, also similar to EBS, the use of the Electronic Workforce software provides a scalable and highly reliable run-time environment, meeting requirements for high capacity, mission critical implementations.

     ESY pricing, including the application and implementation services, begins at approximately $75,000. Actual pricing varies depending upon the number of modules desired, the capacity requirements of the system and the level of customization and integration support. The Company anticipates initial shipments of ESY in the quarter ending June 30, 1997.

SALES AND MARKETING

     The Company's sales strategy is to pursue opportunities with large organizations in the United States through its field sales force and professional services organization, and to penetrate various targeted market segments through multiple indirect distribution channels, including VARs, international distributors, OEMs and joint marketing partners.

     Field Sales Force. The Company employs a field sales force to market its products and services directly in the United States. As of December 31, 1996, the sales force consisted of 29 sales representatives. Field sales representatives are assigned quotas and compensated for all Company revenue, both direct and indirect, resulting from their assigned territory. While the sales cycle varies from customer to customer, it typically ranges from one month to over a year and averages six months. In order to generate increased levels of repeat sales, in 1996 the Company began assigning sales representatives to focus on the Company's installed base as well as certain major customers.

     Value Added Resellers. VARs license and distribute the Company's software to build and implement self service solutions for their customers in various market segments. VARs often provide specialized application or systems integration expertise in the installation, development and support of self service applications. As of December 31, 1996, the Company had over 50 domestic VARs and 10 field sales representatives responsible for recruiting and training VARs.

     OEM. The Company has an agreement with Aspect Telecommunications Inc. ("Aspect") under which Aspect licensed the Company's software technology to provide solutions to Aspect's call transaction processing market.

     International Sales. International revenues (sales outside of North America) accounted for less than 5%, 3%, and 5% of total net revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The Company maintains distribution relationships with distributors in Australia, Brazil, Canada, Ireland, Italy, Hong Kong, New Zealand and the United Kingdom. The Company's ability to expand its Web/Intranet applications internationally is limited by the general acceptance of the Internet and Intranets in other countries. The Company's ability to expand its telephony applications internationally is limited to those countries where there is regulatory approval of the third party telephony hardware supported by Edify software. Because Edify depends on third party suppliers to certify such telephony hardware and obtain regulatory approval on a country by country basis, there can be no assurance that such approval will exist or continue to exist in the future.

STRATEGIC RELATIONSHIPS

     As part of its objective of establishing leadership in the self service software market, particularly for financial services and human resources, the Company has established strategic relationships with leading technology providers, outsourcers and integrators in these markets. These relationships enable the Company to interoperate with new technologies, lend the Company significant visibility and credibility within the self service market and provide the Company with access to their large customer bases. The Company intends to leverage these relationships and to develop additional strategic relationships.

     In the financial services market, Edify has established relationships with ACI, American Management Systems, AT&T, HP, Intuit, M&I Data Services, Microsoft, NCR, Price Waterhouse, Unisys Corporation and Visa, among others. In the HR market, the Company has relationships with Application Group, Cambridge Technology Partners, Ceridian, Hunter Group, InPower, Restrac, Inc., Resumix, Inc., PeopleSoft, SAP and Watson Wyatt, among others. The Company also has relationships with Aspect, Electronic Data Systems, Fujitsu Limited, Raptor Systems, Inc. and Secure Computing Corporation.

PROFESSIONAL SERVICES AND SUPPORT

     To be competitive in providing self service software solutions, the Company believes that it must provide a high level of professional services and support to its customers. The Company's professional services and technical support organizations provide customers and distribution partners with fee-based consulting services, education and technical support. As of December 31, 1996, the Company had 96 people in its professional services and technical support organizations. A significant majority of the Company's customers currently have support agreements with the Company.

     Consulting Services. The Company's professional services organization assists direct sales customers who wish to outsource their software installation and application development. Through its professional services organization, the Company has expertise in systems integration, knowledge of user interface and design and familiarity with the self service needs of its targeted market segments. All fees for consulting services are charged separately from the license fees for the Company's software.

     Education and Training. The Company offers a comprehensive education and training program to its customers and distribution partners. Training classes are offered through in-house facilities at the Company's offices in Santa Clara, California and Waltham, Massachusetts. The Company also provides on-site training upon request by customers. Fees for education and training services are charged separately from the license fees for the Company's software. As of December 31, 1996, the Company had trained and certified over 800 people to develop self service applications with its software.

     Technical Support. The Company offers customer support through its technical support staff. Support services are available through telephone, facsimile or the Company's Web site. Additional support is available from the Company's VARs, international distributors and an OEM, which provide first-line support to their customers. Customers are entitled to new software releases, maintenance updates and support beyond an initial 90-day warranty period for an annual fee equal to 15% of the list prices of the products under license to such customers.

PRODUCT DEVELOPMENT

     The statements made herein regarding scheduled introductions of the Company's products under development and proposed enhancements are forward-looking statements, and the actual release dates for such products or enhancements could differ materially from those projected as a result of a variety of factors, including but not limited to, those contained in this Product Development section.

     The market for Edify's products is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and emerging industry standards. The Company must continually change and improve its products in response to changes in operating systems, application software, computer and telephony hardware, networking software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. In particular, the market for self service application products has only recently begun to develop and is rapidly evolving. The Company's success will depend upon its ability on a timely and cost-effective basis to enhance its current products and to develop new products that meet changing market conditions, which include changing customer needs, new competitive product offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be successful in developing and marketing, on a timely and cost-effective basis or at all, fully functional and integrated product enhancements or new products that respond to technological change, updates or enhancements to third party products used in conjunction with the Company's products, changes in customer requirements or emerging industry standards, or that the Company's enhanced or new products will be accepted by customers. Any failure by the Company to anticipate or respond adequately to changing market conditions, or any significant delays in product development or introduction, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's software development team is comprised of members with experience in Internet and Web technology, financial services and human resources application software, visual programming design, object-oriented software development, computer/telephony integration, voice processing and large-scale real-time subsystems. The Company believes this assembly of diverse technical expertise contributes to the highly integrated functionality of its products. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership.

     Product development expenses were $5.8 million in 1996, $2.6 million in 1995 and $2.2 million in 1994. To date, all software development costs have been expensed as incurred. The total product development staff consisted of 57 full-time employees as of December 31, 1996. All of the Company's products have been developed internally by its product development staff. Product development expenses have increased over recent quarters as the Company increased product development staff to develop its first two application products, EBS and ESY, to develop versions of its products for the Windows NT platform and continued to adapt its software to the rapidly changing environment for Web/Intranet applications. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to increase the dollar amount of its product development expenditures in the future.

     The Company's current development efforts are focused on enhancements to the OS/2 versions of Electronic Workforce, EBS and ESY and development of versions of these products for the Windows NT operating system. There can be no assurance that these development efforts will be completed within the Company's anticipated schedules or that, when completed, they will have the features necessary to make them successful in the marketplace. Moreover, software as complex as that developed by the Company may contain undetected errors when first introduced or as new versions are released. Errors in new products may be found after commencement of commercial shipments, resulting in loss or delay of market acceptance. Future delays in the development or marketing of product enhancements or new products, including presently contemplated new versions of the Company's software products for OS/2 or Microsoft Windows NT, could result in a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The market for self service software and services is rapidly evolving, extremely competitive and subject to rapid technological change. The Company expects competition to increase in the future from existing competitors and from companies that may enter the Company's existing or future markets with similar or substitute solutions that may be less costly or provide better performance or functionality than the Company's products. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical, marketing and other resources than the Company. To be successful in the future, the Company must continue to respond promptly and effectively to the challenges of changing customer requirements, technological change and competitors' innovations. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

     The Company's current and potential competitors include Internet software and tools vendors, Web application vendors, business application vendors and standalone IVR vendors. In the market for Web/Intranet-based self service solutions, the Company's primary competition has been from system integrators, potential customers' internal information systems departments that build applications with custom code and Web development tool vendors such as HAHT Software, NetDynamics and OneWave, Inc. In the future, the Company expects competition from Netscape Communications Corporation, Microsoft and others to increase. In addition, the Company expects database vendors such as Oracle Systems Corporation, Informix Corporation and Sybase, Inc. to provide many of the capabilities needed in the development of Web/Intranet self service applications. Any of these companies could use its superior financial resources, market power and installed base of customers to compete effectively against the Company. The Company believes that the principal competitive factors in the Web/Intranet self service market segment are breadth and depth of application functionality, support for multiple communications media, speed of application development, integration with mainframe and client-server computer systems, price, reliability and scalability of product offerings, third party distribution, company reputation, application development expertise and customer service and support. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Such competition could materially adversely affect the Company's ability to sustain current pricing levels and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects to encounter increased competition from companies offering Internet application products that compete with the Company's application products and custom applications of the Company's software. The Company's Electronic Banking System competes with solutions from CFI ProServices, Inc. and Security First Technologies and indirectly competes with solutions from Intuit, Microsoft and others that provide certain retail banking functions within their home financial accounting software. The Company believes that the principal competitive factors in this market are application functionality, ease-of-use, adaptability of applications, integration with on-premise enterprise applications and systems and support for multiple media. Although the Company believes that its products and services compete favorably on the basis of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

     Web browser and Web server technology offers vendors of business application software a means to extend their products to provide self service capabilities over the Web or Intranets. The Company expects that application vendors such as Baan Company N.V., Lawson Associates, Oracle, PeopleSoft, SAP and others will market new or enhanced products offering Web or Intranet self service capabilities. In particular, Oracle, PeopleSoft and SAP recently have announced their intention to offer some self service capabilities. These products could materially dilute the value of the Company's Employee Service System with customers who use applications licensed from such vendors. Such enhanced offerings could materially and adversely affect the Company's market position, business, financial condition and results of operations.

     For telephone self service solutions, the Company competes principally with standalone IVR vendors such as InterVoice, Inc., Lucent Technologies Inc. ("Lucent") and Periphonics Corporation. The Company believes that the principal competitive factors in the telephone self service market segment are the same as those for the Web/Intranet-based self service market. Although the Company believes that it competes favorably on the basis of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors. Certain of the Company's IVR competitors have announced new or enhanced products supporting Web/Intranet applications. Such competition could materially adversely affect the Company's ability to compete and could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

     The Company's success is heavily dependent upon its proprietary technology. The Company relies primarily on a combination of copyright, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, the Company holds one United States patent, has three United States patent applications pending (two of which have also been filed internationally) and intends to seek further United States and international patents on its technology. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In particular, the Company provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying the Company's licensed software. Policing unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     In March and April of 1996, the Company received letters from Syntellect Technology Corporation ("Syntellect") and Lucent inviting the Company to negotiate a license of such parties' patents. Since then, Syntellect has called additional Syntellect patents to the Company's attention, and Lucent has asserted that it believes that certain of the Company's products infringe certain of Lucent's patents and has offered to license those patents to the Company for a substantial payment. Based on its investigation of the patents referenced in such letters, the Company believes that it has substantial arguments that it does not violate any valid claims of the Syntellect or Lucent patents. Nevertheless, there can be no assurance that the Company will not be found to infringe any of the identified patents. If the Company is required to seek licenses on any of these patents, there can be no assurance that the costs associated with such licenses, if available, would not have a material adverse effect on the Company's business, financial condition or results of operations. In the event that the Company cannot come to an agreement with the above parties, the Company may be drawn into litigation with such parties. There can be no assurance that the costs associated with such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations.

     In April 1995, the Company received a letter from Elk Industries, Incorporated ("Elk") asserting that the Company's Electronic Workforce product may infringe a United States patent assigned to Elk. In February 1996, the Company received another letter from Elk asserting that Electronic Workforce infringes such patent. Based on its investigation of the patent referenced in the correspondence, the Company believes that it has substantial arguments that it does not violate any valid claims of the Elk patent. The patent referenced in the correspondence expired in November 1996. Nevertheless, there can be no assurance that litigation will not result from Elk's claims or that the Company will not be found to infringe the patent. There can be no assurance that the costs associated with such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations.

     In the future the Company may receive additional communications from these or other parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their proprietary rights. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, the Company had a total of 279 employees, including 57 in research and development, 95 in sales and marketing, 33 in customer support, 63 in professional services and 31 in administration and finance. Of these, one employee was located in Hong Kong, one in the United Kingdom and the remainder were located in the United States. The Company's future performance depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel and its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and professional services personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the necessary personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing and research and development facility occupies approximately 65,000 square feet of leased space in Santa Clara, California. In addition, the Company leases regional offices in Waltham, Massachusetts and Dallas, Texas. The Company believes that its existing facilities, together with certain options to expand its existing facilities, are adequate for its current needs but that it may need to seek additional space in the future. The Company believes that suitable additional space or alternative space will be available in the future, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

                 NAME            AGE                      POSITION
        -----------------------  ---   ----------------------------------------------
        Jeffrey M. Crowe         40    President, Chief Executive Officer and
                                       Director
        Charles H. Jolissaint    53    Vice President and Chief Technical Officer
        Stephanie A. Vinella     42    Vice President of Finance and Administration,
                                       Chief Financial Officer and Secretary
        Martin G. Lane-Smith     49    Vice President of Engineering
        Thomas M. Glassanos      41    Vice President of Marketing
        Terrance A. Shough       48    Vice President of Sales
        Alvin S. Begun           52    Vice President of Professional Services
        Patricia A. Tomlinson    39    Vice President of Human Resources

     Mr. Crowe has been President, Chief Executive Officer and a director of the Company since co-founding the Company in 1990. From 1982 to 1990, he held various management and marketing positions at Rolm Corporation ("Rolm"), a telecommunications equipment manufacturing company, most recently as General Manager. Mr. Crowe received a Bachelor of Arts degree in History from Dartmouth College in 1978 and a Masters degree in Business Administration from Stanford University in 1982.

     Dr. Jolissaint has been Vice President and Chief Technical Officer of the Company since co-founding the Company in 1990. From 1978 to 1990, he held various engineering management positions at Rolm. In October 1989, he was elected a Senior Member of the Technical Staff at Rolm. Dr. Jolissaint received a Bachelor of Science degree in Electrical Engineering from Louisiana State University in 1965 and Master of Science and Ph.D. degrees in Electrical Engineering from Stanford University in 1966 and 1972, respectively.

     Ms. Vinella has been Chief Financial Officer of the Company since August 1990, Vice President of Finance and Administration since August 1994 and Secretary since February 1996. Prior to joining the Company, she served as Director of Finance at Lumisys, Inc., a medical equipment company, from 1988 to 1990, and as Director of Finance and Chief Financial Officer at Spectra Logic Corporation, a disk and tape controller manufacturer, from 1982 to 1987. Ms. Vinella received a Bachelor of Science degree in Accounting from the University of San Francisco in 1976 and a Masters degree in Business Administration from Stanford University in 1982.

     Mr. Lane-Smith has been Vice President of Engineering of the Company since July 1991. From April 1990 to October 1991, he was Vice-President of Engineering at Racal-Milgo Information Systems, Inc., a telecommunications systems company. Mr. Lane-Smith received a Bachelor of Arts degree in Natural Sciences from Cambridge University in 1970 and a Master of Arts degree in Natural Sciences from Cambridge University in 1973.

     Mr. Glassanos has been Vice President of Marketing of the Company since October 1992. From February 1992 to July 1992, he was Vice President of Product Marketing, and from July 1989 to February 1992, he was Director of Marketing, at NetFRAME Systems, Inc., a network server company. Mr. Glassanos received a Bachelor of Arts degree in Political Science and Bachelor of Science and Master of Science degrees in Electrical Engineering from Tufts University in 1978, 1978 and 1980, respectively, and a Masters degree in Business Administration from Harvard University in 1982.

     Mr. Shough has been Vice President of Sales of the Company since April 1993. From November 1986 to April 1993, he held sales management positions at InterVoice, Inc., a voice response technology company, most recently as Vice President of Sales from 1990. Mr. Shough received a Bachelor of Arts degree in Finance from Ohio State University in 1972 and a Masters degree in Business Administration from the University of Cincinnati in 1975.

     Mr. Begun has been Vice President of Professional Services of the Company since April 1995. From March 1992 to April 1995, he was the President and Chief Executive Officer of Wyatt Software Services, Inc., a human resources software development company and a subsidiary of The Wyatt Company, a benefits and compensation consulting company. Mr. Begun also served as President of the David Corporation, a subsidiary of The Wyatt Company, from January to April 1995. From October 1988 to March 1992, he was an Administrative Systems Practice Leader and a senior systems consultant at The Wyatt Company. Mr. Begun received a Bachelor of Science degree in Chemistry from Cornell University in 1966.

     Ms. Tomlinson joined the Company as Vice President of Human Resources in April 1996. From March 1995 to April 1996, she was Vice President of Human Resources for the Desktop Document Systems Division of Xerox Corporation. Ms. Tomlinson also served as Director of Human Resources for Synopsys, Inc. from June 1992 to March 1995. From July 1983 to June 1992, she held human resource management positions with Apple Computer, Inc. Ms. Tomlinson received a Bachelor of Arts degree in Sociology from Pomona College in 1979.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on May 2, 1996 under the Nasdaq symbol EDFY. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by Nasdaq:

                         YEAR ENDED DECEMBER 31, 1996                    HIGH     LOW
        ---------------------------------------------------------------  ----     ---
        Second Quarter (since May 2, 1996).............................   54      24 3/4
        Third Quarter..................................................  26 1/4   17 1/4
        Fourth Quarter.................................................  19 1/4   13 1/2

     As of December 31, 1996, there were approximately 158 holders of record of the Company's Common Stock.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this report.

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1992      1993      1994      1995      1996
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  License........................................  $ 1,498   $ 2,704   $ 6,274   $10,774   $20,134
  Services and other.............................      104     1,339     2,089     5,229    12,883
                                                   -------   -------   -------   -------   -------
     Total net revenues..........................    1,602     4,043     8,363    16,003    33,017
Cost of license revenues.........................      646       225       267       503       450
Cost of services and other revenues..............      145     1,161     2,225     3,865    10,635
                                                   -------   -------   -------   -------   -------
     Gross profit................................      811     2,657     5,871    11,635    21,932
                                                   -------   -------   -------   -------   -------
Operating expenses:
  Product development............................    1,998     2,253     2,189     2,627     5,801
  Sales and marketing............................    2,628     4,493     4,696     8,015    15,371
  General and administrative.....................      473       586       762     1,163     2,946
                                                   -------   -------   -------   -------   -------
     Total operating expenses....................    5,099     7,332     7,647    11,805    24,118
                                                   -------   -------   -------   -------   -------
     Loss from operations........................   (4,288)   (4,675)   (1,776)     (170)   (2,186)
Interest income..................................      161       215       113       143     1,598
Interest expense.................................      (58)      (76)      (59)      (58)     (123)
                                                   -------   -------   -------   -------   -------
     Interest, net...............................      103       139        54        85     1,475
                                                   -------   -------   -------   -------   -------
     Loss before income taxes....................   (4,185)   (4,536)   (1,722)      (85)     (711)
Provision for income taxes.......................        1         7        22        19        44
                                                   -------   -------   -------   -------   -------
     Net loss....................................   (4,186)   (4,543)   (1,744)     (104)     (755)
                                                   =======   =======   =======   =======   =======
  Net loss per share.............................                                $ (0.01)  $ (0.05)
  Shares used in computing net loss per share....                                 13,154    15,033

                                                                     DECEMBER 31,
                                                     ---------------------------------------------
                                                      1992      1993     1994     1995      1996
                                                     -------   ------   ------   -------   -------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments......................................  $ 8,773   $4,410   $2,587   $ 7,154   $44,840
Working capital....................................    8,507    3,856    2,128     8,992    43,870
Total assets.......................................   10,398    7,393    6,214    15,372    60,721
Capital lease obligations, excluding current
  installments.....................................      354      332      148       510       707
Total stockholders' equity.........................    9,329    4,800    3,063    10,419    49,187

     The following tables set forth certain unaudited statement of operations data for each of the four quarters in 1995 and 1996, as well as the percentage of the Company's total net revenues represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report. In view of the Company's recent growth and other factors, the Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                        QUARTER ENDED
                            -----------------------------------------------------------------------------------------------------
                            MAR. 31,     JUNE 30,     SEPT. 30,     DEC. 31,     MAR. 31,     JUNE 30,     SEPT. 30,     DEC. 31,
                              1995         1995         1995          1995         1996         1996         1996          1996
                            --------     --------     ---------     --------     --------     --------     ---------     --------
                                                                       (IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
Net revenues:
 License..................   $1,909       $2,473       $  2,890      $ 3,502      $ 3,902      $ 4,274      $  5,356     $  6,602
 Services and other.......      826          891          1,641        1,871        1,915        2,639         3,705        4,624
                             ------       ------         ------       ------       ------       ------        ------      -------
   Total net revenues.....    2,735        3,364          4,531        5,373        5,817        6,913         9,061       11,226
Cost of license
 revenues.................      104          139            135          125           90          110           138          112
Cost of services and other
 revenues.................      741          701          1,045        1,378        1,747        2,195         3,026        3,667
                             ------       ------         ------       ------       ------       ------        ------      -------
   Gross profit...........    1,890        2,524          3,351        3,870        3,980        4,608         5,897        7,447
                             ------       ------         ------       ------       ------       ------        ------      -------
Operating expenses:
 Product development......      655          600            616          756        1,135        1,335         1,527        1,804
 Sales and marketing......    1,562        1,850          2,049        2,554        2,955        3,473         4,022        4,921
 General and
   administrative.........      121          304            421          317          506          629           845          966
                             ------       ------         ------       ------       ------       ------        ------      -------
   Total operating
     expenses.............    2,338        2,754          3,086        3,627        4,596        5,437         6,394        7,691
                             ------       ------         ------       ------       ------       ------        ------      -------
   Income (loss) from
     operations...........     (448)        (230)           265          243         (616)        (829)         (497)        (244)
                             ------       ------         ------       ------       ------       ------        ------      -------
Interest income...........       25           20             14           84           91          369           571          567
Interest expense..........       (9)         (16)           (18)         (15)         (40)         (18)          (37)         (28)
                             ------       ------         ------       ------       ------       ------        ------      -------
   Interest, net..........       16            4             (4)          69           51          351           534          539
                             ------       ------         ------       ------       ------       ------        ------      -------
   Income (loss) before
     income taxes.........     (432)        (226)           261          312         (565)        (478)           37          295
Provision for income
 taxes....................       16            1             --            2            2            6            --           36
                             ------       ------         ------       ------       ------       ------        ------      -------
   Net income (loss)......   $ (448)      $ (227)      $    261      $   310      $  (567)     $  (484)     $     37     $    259
                             ======       ======         ======       ======       ======       ======        ======      =======
PERCENT OF TOTAL NET
 REVENUES:
Net revenues:
 License..................     69.8%        73.5%          63.8%        65.2%        67.1%        61.8%         59.1%        58.8%
 Services and other.......     30.2         26.5           36.2         34.8         32.9         38.2          40.9         41.2
                             ------       ------         ------       ------       ------       ------        ------      -------
   Total net revenues.....    100.0        100.0          100.0        100.0        100.0        100.0         100.0        100.0
Cost of license
 revenues.................      3.8          4.1            3.0          2.3          1.6          1.6           1.5          1.0
Cost of services and other
 revenues.................     27.1         20.8           23.1         25.6         30.0         31.7          33.4         32.7
                             ------       ------         ------       ------       ------       ------        ------      -------
   Gross profit...........     69.1         75.1           73.9         72.1         68.4         66.7          65.1         66.3
                             ------       ------         ------       ------       ------       ------        ------      -------
Operating expenses:
 Product development......     24.0         17.8           13.6         14.1         19.5         19.3          16.9         16.1
 Sales and marketing......     57.1         55.0           45.2         47.5         50.8         50.3          44.4         43.8
 General and
   administrative.........      4.4          9.0            9.3          5.9          8.7          9.1           9.3          8.6
                             ------       ------         ------       ------       ------       ------        ------      -------
   Total operating
     expenses.............     85.5         81.8           68.1         67.5         79.0         78.7          70.6         68.5
                             ------       ------         ------       ------       ------       ------        ------      -------
   Income (loss) from
     operations...........    (16.4)        (6.7)           5.8          4.6        (10.6)       (12.0)         (5.5)        (2.2)
                             ------       ------         ------       ------       ------       ------        ------      -------
Interest income...........      0.9          0.6            0.3          1.6          1.6          5.3           6.3          5.1
Interest expense..........     (0.3)        (0.5)          (0.4)        (0.3)        (0.7)        (0.2)         (0.4)        (0.3)
                             ------       ------         ------       ------       ------       ------        ------      -------
   Interest, net..........      0.6          0.1           (0.1)         1.3          0.9          5.1           5.9          4.8
                             ------       ------         ------       ------       ------       ------        ------      -------
   Income (loss) before
     income taxes.........    (15.8)        (6.6)           5.7          5.9         (9.7)        (6.9)          0.4          2.6
Provision for income
 taxes....................      0.6           --             --           --           --          0.1            --          0.3
                             ------       ------         ------       ------       ------       ------        ------      -------
   Net income (loss)......    (16.4)%       (6.6)%          5.7%         5.9%        (9.7)%       (7.0)%         0.4%         2.3%
                             ======       ======         ======       ======       ======       ======        ======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion of Analysis and Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "plans," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     The Company develops, markets and supports self service software products that enable organizations to provide automated services accessed by customers and employees via the Internet, corporate Intranets and the telephone. The Company commenced operations in May 1990 to address the issues facing organizations needing to provide more and better service through a broad range of interactive media while containing costs. The Company was engaged principally in research and development through the first quarter of 1992, when it made its initial product shipments of its principal product, Electronic Workforce. Since that time, the Company has released new versions of Electronic Workforce at least annually.

     The Company derives substantially all of its revenues from licenses of Electronic Workforce and fees for services related thereto. The Company currently markets Electronic Workforce across multiple industries, emphasizing customer self service applications within the financial services industry and employee self service applications deployed by human resources organizations. In addition, during 1996 the Company introduced two software application products for Web-based self service applications in the financial services and human resources markets, the Electronic Banking System and the Employee Service System, both of which are built on Electronic Workforce and incorporate Web, Java and other technologies which address the customization requirements necessary for the application products market. The Company began shipping EBS in September 1996 and expects to begin shipping ESY in the second quarter of 1997.

     The Company markets its products through its own field sales force, as well as through VARs and an OEM, and markets its services directly to its customers and distribution partners. The percentage of license revenues attributable to indirect sales channels increased in 1996, and the Company expects that this trend will continue. The typical size of a direct transaction (including software licenses and services) ranges from $50,000 to $200,000 and can be over $1,000,000 for large applications. Most indirect licenses are smaller and do not include a service component, resulting in substantially lower revenues per transaction to the Company. In 1996, the Company derived approximately 60% of its revenues from software licenses and 40% from fees for services. The Company generally recognizes revenue from the licensing of software products upon shipment and revenue from service contracts ratably over the contract period or as the services are performed.

     As of December 31, 1996, the Company had an accumulated deficit of a $14.6 million. The Company has incurred net losses in each of the last six years and was only marginally profitable for the last two quarters of 1996. The Company intends to make ongoing investments in its sales, marketing, research and development, customer support and administrative infrastructure over the near term. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will achieve or sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Although the Company has experienced significant percentage growth in revenues, it does not believe that prior percentage growth rates are sustainable or indicative of future growth. The ability of the Company to achieve revenue growth and profitability in the future will depend on a number of factors, many of which are outside of the Company's control. In particular, growth and profitability will depend on the Company's success in developing and marketing versions of its products that run on the Windows NT platform as well as the Company's success in marketing its new application products. The Company's inability to implement these key elements of its growth strategy would result in a material adverse effect on its business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total net revenues, statement of operations data for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
        Net revenues:
          License...........................................   61.0%     67.3%     75.0%
          Services and other................................   39.0      32.7      25.0
                                                              -----     -----     -----
             Total net revenues.............................  100.0     100.0     100.0
        Cost of license revenues............................    1.4       3.1       3.2
        Cost of services and other revenues ................   32.2      24.2      26.6
                                                              -----     -----     -----
             Gross profit...................................   66.4      72.7      70.2
                                                              -----     -----     -----
        Operating expenses:
          Product development...............................   17.6      16.4      26.2
          Sales and marketing...............................   46.5      50.1      56.2
          General and administrative........................    8.9       7.3       9.1
                                                              -----     -----     -----
             Total operating expenses.......................   73.0      73.8      91.5
                                                              -----     -----     -----
             Loss from operations...........................   (6.6)     (1.1)    (21.3)
                                                              -----     -----     -----
        Interest income.....................................    4.8       0.9       1.4
        Interest expense....................................   (0.4)     (0.4)     (0.7)
                                                              -----     -----     -----
             Interest, net..................................    4.4       0.5       0.7
                                                              -----     -----     -----
             Loss before income taxes.......................   (2.2)     (0.6)    (20.6)
        Provision for income taxes..........................    0.1       0.1       0.3
                                                              -----     -----     -----
             Net loss.......................................   (2.3)%    (0.7)%   (20.9)%
                                                              =====     =====     =====

  NET REVENUES

     Total net revenues were $33.0 million, $16.0 million and $8.4 million in 1996, 1995 and 1994, respectively, representing increases of 106.3% from 1995 to 1996 and 91.4% from 1994 to 1995. The Company's revenues are principally derived from software licenses and fees for services, which are generally charged separately. Revenues are recorded net of reserves for potential product returns and credit losses, neither of which have been significant to date. No single customer exceeded 10% of total net revenues in 1996 or 1995, and one customer exceeded 10% of total net revenues in 1994. In each of 1996, 1995 and 1994, 5% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its operations outside of the United States and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance and there can be no assurance that such expansion will be successful.

     License Revenues. Revenues from licenses were $20.1 million, $10.8 million and $6.3 million in 1996, 1995 and 1994, respectively, representing increases of 86.9% from 1995 to 1996 and 71.7% from 1994 to 1995. The increases in license revenues from 1994 to 1996 were attributable to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce, the addition of Web/Intranet capabilities to this product in the fourth quarter of 1995, the introduction of the Electronic Banking System in September 1996 and expansion of the Company's field sales force and indirect distribution channels. The prices of the Company's licenses have remained relatively constant from 1994 to 1996. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

     Services and Other Revenues. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $12.9 million, $5.2 million and $2.1 million in 1996, 1995 and 1994, respectively, representing increases of 146.4% from 1995 to 1996 and 150.3% from 1994 to 1995. Services and other revenues increased as a percentage of total net revenues to 39.0% in 1996 from 32.7% in 1995 and 25.0% in 1994. These increases in services and other revenues occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support, training and installation services associated with the increased volume of licenses of the Company's software. Consulting services can be contracted for under fixed fee or time and material arrangements. The Company's mix of time and materials contracts increased in 1996 and is expected to continue to increase as the Company moves away from contracting for fixed fee consulting arrangements. The Company does not expect historical growth rates of its services revenues to be sustainable in the future. To the extent services and other revenues is a higher percentage of total net revenues, overall gross profit margins may be adversely impacted.

  COST OF REVENUES

     Cost of License Revenues. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $450,000, $503,000 and $267,000 in 1996, 1995 and 1994, respectively, representing 2.2%, 4.7% and 4.3% of the related license revenues for the respective years. The decrease in the dollar amount from 1995 to 1996 was due primarily to decreased overhead costs. The increase in the dollar amount from 1994 to 1995 was due primarily to increases in shipments of the Company's software products. The decrease in cost of license revenues as a percentage of license revenues from 1995 to 1996 was due to increased license revenues coupled with decreased material and overhead costs. If the Company were required to obtain licenses from third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly.

     Cost of Services and Other Revenues. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $10.6 million, $3.9 million and $2.2 million in 1996, 1995 and 1994, respectively, representing 82.6%, 73.9% and 106.5% of the related services and other revenues for the respective years. These increases in absolute dollars were due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The cost of services and other revenues as a percentage may vary between periods due to the mix of services provided by the Company and to varying levels of expenditures required to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

  OPERATING EXPENSES

     Product Development. Product development expenses were $5.8 million, $2.6 million and $2.2 million, or 17.6%, 16.4% and 26.2% of total net revenues, in 1996, 1995 and 1994, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increases in absolute dollars from 1994 to 1996 were attributable primarily to increased staffing related to development of application products, ongoing enhancements to Electronic Workforce and the development of a version of Electronic Workforce to run on Windows NT. The increase in product development expenses as a percentage of total net revenues from 1995 to 1996 was due primarily to the aforementioned factors. The reduction in product development expenses as a percentage of total net revenues from 1994 to 1995 was due primarily to the growth in total net revenues. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company expects that product development expenses will increase significantly in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels. The failure to develop and introduce Windows NT versions of its products on a timely basis would have a material adverse affect on the Company's business and results of operations.

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

     Sales and Marketing. Sales and marketing expenses were $15.4 million, $8.0 million and $4.7 million, or 46.5%, 50.1% and 56.2% of total net revenues, in 1996, 1995 and 1994, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increases in absolute dollars in sales and marketing expenses for 1995 and 1996 were due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The reductions in sales and marketing expenses as a percentage of total net revenues were due primarily to the growth in total net revenues. The Company expects to continue to expand its field sales and marketing efforts, its third party VAR distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future.

     General and Administrative. General and administrative expenses were $2.9 million, $1.2 million and $762,000, or 8.9%, 7.3% and 9.1% of total net revenues, in 1996, 1995 and 1994, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increases in absolute dollars from 1994 to 1996 were attributable primarily to the addition of staff, increased costs associated with expansion of information systems to support the growth of the Company's business and increased costs to take on the additional responsibilities associated with being a public company. The increase in general and administrative expenses as a percentage of total net revenues from 1995 to 1996 was due primarily to the aforementioned factors. The reduction in general and administrative expenses as a percentage of total net revenues from 1994 to 1995 was due primarily to the growth in total net revenues. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenses will increase in absolute dollars in the future.

  INTEREST

     Interest Income. Interest income was $1.6 million, $143,000 and $113,000 in 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was due primarily to increases in average investment balances as a result of the investment of the proceeds from the Company's initial public offering. The increase from 1994 to 1995 was due primarily to increases in average investment balances and interest rates.

     Interest Expense. Interest expense, which relates primarily to capital lease obligations, was $123,000, $58,000 and $59,000 in 1996, 1995 and 1994,
respectively. The increase from 1995 to 1996 was due primarily to an increase in property and equipment acquired under capital lease obligations.

  PROVISION FOR INCOME TAXES

     The provision for income taxes was $44,000, $19,000 and $22,000 in 1996, 1995 and 1994, respectively, and relates primarily to state income and foreign withholding taxes. No provision for federal income taxes was required through 1996, as the Company has not been profitable on an annual basis since its inception. As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $7.0 million and $2.3 million, respectively. As of that date, the Company also had federal and state research and development tax credit carryforwards of approximately $500,000 and $400,000, respectively. The net operating loss carryforwards expire at various dates in 1997 through 2010.

     The Company has provided a full valuation allowance against its net deferred tax assets as it has determined that it is more likely than not that the deferred tax assets will not be realized. The Company's accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets and the absence of taxable income in prior carryback years.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through April 1996, the Company financed its operations and met its capital expenditure requirements primarily through private sales of preferred stock, totaling $24.1 million. On May 2, 1996, the Company completed its initial public offering of 2,875,000 shares of its Common Stock at a price of $15.00 per share. Proceeds to the Company from this offering were approximately $38.9 million, net of underwriting discounts and other offering costs. At December 31, 1996, the Company's cash, cash equivalents, and short-term investments (short-term interest-bearing, investment-grade securities) totaled $44.8 million.

     At December 31, 1996, the Company also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1997 and contains certain financial covenants. Borrowings accrue interest at the bank's prime rate. As of December 31, 1996, there were no borrowings outstanding under this line of credit.

     In 1996, $3.9 million of cash was provided by operating activities, resulting primarily from depreciation and amortization and increases in accrued expenses and unearned revenue, partially offset by an increase in net accounts receivable. In 1995 and 1994, $1.5 million and $989,000, respectively, of cash was used in operating activities. For these periods, net cash used in operating activities resulted primarily from net losses and increases in accounts receivable associated with the increases in revenues, partially offset by increases in accrued expenses and unearned revenue.

     In 1996, 1995 and 1994, the Company's investing activities have consisted primarily of purchases and sales of short-term investments and purchases of property and capital equipment. Capital expenditures, including equipment acquired under capital leases, were $5.5 million, $1.7 million and $486,000 in 1996, 1995 and 1994, respectively, primarily for expansion of the Company's facilities and purchases of computer and network equipment for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters facilities and its equipment.

     At December 31, 1996, the Company's working capital was $43.9 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

BUSINESS RISKS

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "plans," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     Potential Fluctuations in Operating Results. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, fund greater levels of research and development, broaden its customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

     The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. Individual orders for the Company's products typically are for relatively large dollar amounts. The Company also believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital resources. Therefore, any downturn in any potential customer's business, or any loss or delay of individual orders for any reason, would have a significant impact on the Company's revenues and quarterly results. In addition, because the Company typically recognizes a substantial portion of its total revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. Revenues are difficult to forecast because the market for the Company's products is rapidly evolving. The Company's sales cycle, including initial order, provision of services and follow-on sales, averages six months, but varies substantially from customer to customer and can range from one month to over one year from initial contact. Furthermore, the Company expects that sales derived through indirect channels, which are harder to predict and may have lower margins than direct sales, will increase as a percentage of total net revenues. Although the Company's revenue growth has made it difficult to determine whether the

Company's business has been subject to seasonal variations, the Company believes that some of its customers tend to make product purchase decisions in the fourth quarter as a result of purchase cycles related to expiration of budgetary authorizations. Based upon all of the foregoing, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. If new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenue or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

     Risks of Expansion to Additional Operating System. The Company's future success will depend on its ability to design, develop, test, sell and support new software products and enhancements of current products on a timely basis in response to changing customer needs, competition, technological developments and emerging industry standards. The current versions of the Company's software products run on IBM's OS/2 operating system. The Company believes that some potential customers will not license the Company's products unless and until they run on an alternative operating system. Accordingly, the Company is devoting significant engineering and research and development resources to design and develop versions of its products to run on the Microsoft Windows NT operating system. This project is intended to expand market acceptance of the Company's products and to limit the market and technical risks associated with the Company's dependence on a single operating system. It is possible that the Company's intention to develop a Windows NT-based version of its products will cause potential customers to defer or forgo purchases of current or future versions of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success, particularly in Web and Intranet applications, will depend upon the timely and successful completion of this development and the ability of the Company to provide a Windows NT-based version of its products with an adequate level of performance and functionality. There can be no assurance that the Company will be successful in developing, on a timely basis or at all, a fully functional Windows NT-based version of its products or that such versions, if developed, will achieve customer acceptance. Failure by the Company to develop Windows NT-based versions successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     Emerging Market; Unproven Acceptance of the Company's Application
Products. Certain of the Company's products and features have been introduced only recently. In November 1995, the Company began shipping a version of Electronic Workforce that enables Web and Intranet applications. In September 1996, the Company began shipping the Electronic Banking System, its first application product. In December 1996, Edify announced its Employee Service System, its second application product which the Company expects to begin shipping in the second quarter of 1997. The emerging Web/Intranet and self service application products markets are rapidly changing and are characterized by an increasing number of new entrants whose products compete with those of the Company. Demand for and market acceptance of these products and services are subject to a high level of uncertainty. Moreover, much of the industry software and infrastructure supporting the use of the Company's products in these markets is new and unproven. It is difficult to predict with any assurance whether the Web will prove to be a viable commercial market place, or whether demand for Web or Intranet related products and services will increase in the future. In addition, portions of the markets for the Company's products and services are new and evolving, and it is difficult to predict the future growth of this market. There can be no assurance that a viable market for self service application products will develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

     Product Concentration. To date, substantially all of the Company's total revenue has been attributable to licenses of Electronic Workforce and fees for services related thereto. Although the Company began shipping EBS in September 1996 and recently introduced ESY, both of these products incorporate core Electronic Workforce technology. Consequently, Electronic Workforce -- alone or as part of EBS or ESY -- is expected to account for a majority of the Company's total revenue for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, Electronic Workforce or its core technology, as a result of competition, technological change or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations. A decline in sales of Electronic Workforce would also have a material adverse effect on the amount of service revenues that the Company generates. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of Electronic Workforce and its other products, EBS and ESY. There can be no assurance that the Company will continue to be successful in marketing Electronic Workforce, EBS, ESY or any new or enhanced products.

     Lengthy Sales Cycle. The licensing of Edify's software is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle and to provide a significant level of education to prospective customers regarding the use and benefits of its software. Due in part to the mission-critical nature of certain of the Company's software applications and the associated hardware, software and consulting expenditures, potential customers tend to be cautious in making product acquisition decisions. In addition, the licensing of the Company's software involves a significant commitment of capital and the attendant delays frequently associated with approving large capital expenditures and reviewing new technologies that affect key operations. For these and other reasons, the sales cycle for the Company's products can range from one month to over one year, averages six months and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

     Reliance on Stability and Availability of Third-Party Software and Hardware. The Company's products involve integration with products and systems developed by third parties. The current version of the Company's products run on the OS/2 operating system, and the Company is therefore dependent upon the continued viability of the OS/2 operating system and upon IBM's continuing support for the OS/2 operating system. When and if the Company markets a Windows NT-based version of its products, the Company will be dependent upon the continued viability of that operating environment. In addition, the current version of the Company's products are designed to function only with Natural MicroSystems Corporation's voice hardware cards and software drivers, IBM's Communication Manager for remote communications, Software Corporation of America, Inc.'s Talkthru for terminal emulation, Intersolv Inc.'s QELib for database connectivity and Dialogic Corporation's facsimile hardware cards and software drivers. If any of these third-party products should become unavailable for any reason, fail under operation with the Company's products or fail to be supported by their respective vendors, it would be necessary for the Company to redesign its products. There can be no assurance that any redesign could be accomplished in a cost-effective or timely manner. The Company or its customers could also experience difficulties integrating the Company's products with other hardware and software. Furthermore, should new releases of these operating systems, voice hardware cards and software drivers, remote communications software, database connectivity software or facsimile hardware cards and software drivers occur before the Company develops products compatible with such new releases, any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence Upon Development of Marketing Channels. An integral part of the Company's strategy is to develop multiple distribution channels, including a field sales force, VARs and OEMs. The Company intends to increase its reliance on third-party distribution partners in the future. The Company is expending and intends to continue to expend significant resources to develop the VAR channel. VARs are not, however, subject to any minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain VARs also offer competing products that they produce or that are produced by third parties. There can be no assurance that the Company's existing VARs will continue to provide the level of services and technical support necessary to provide a complete self service solution to the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of VARs, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new VARs with the technical, industry and application expertise required to market the Company's products successfully in the future could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is successful in increasing its sales through VARs, those sales will be at discounted rates, and revenue to the Company for each such sale will be less than if the Company had licensed the same products to the customer directly.

     The Company plans to expand its field sales force and its telemarketing organization. The Company's future success depends upon the increased productivity of its existing field sales force and the ability of the Company to integrate and train new sales personnel. There can be no assurance that the Company's efforts will be successful, that the cost of such efforts will not exceed the revenue generated or that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to manage its internal expansion effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

     Management of a Rapidly Changing Business. The rapid development of an infrastructure necessary for the Company to exploit the market opportunities for its products requires an effective planning and management process. The Company has recently experienced changes in its operations that have placed significant demands on the Company's administrative, operational and financial resources. In 1996, the Company increased its staff from 137 to 279 employees and its total net revenues by 106%. The Company is expanding its sales and marketing organizations, developing its distribution channels to penetrate different and broader markets, funding increasing levels of research and development, and growing its support organization to accommodate the increasing installed base of products. The growth in the Company's customer base has placed, and any future growth is expected to continue to place, a significant strain on the Company's management and operations, including its sales, customer support, research and development, finance and administrative operations. The Company's officers as a whole have had limited experience in managing large or rapidly growing business organizations. The Company's ability to compete effectively and its future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems and procedures on a timely basis, implement new systems as necessary and expand, train and manage its employee workforce. There can be no assurance that the Company's controls, systems or procedures will be adequate to support the Company's operations. The failure of the Company's management to respond effectively to changing business conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel; Need for Additional Personnel. The Company's future performance depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel. The loss of any of such persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with any of its key personnel. In addition, the Company believes that its future success will depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and professional services personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating and retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     For a discussion of additional business risks, see "Business -- Product Development," "-- Competition," "-- Proprietary Rights" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later that 120 days after the end of the fiscal year covered by this report (the "Proxy Statement") under the caption "PROPOSAL NO. 1 -- ELECTION OF DIRECTORS." The information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Item 4A. Executive Officers of the Registrant."

     Information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement under the captions "EXECUTIVE COMPENSATION," "PROPOSAL NO.
1 -- ELECTION OF DIRECTORS -- DIRECTOR COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Proxy Statement under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Proxy Statement under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as part of this Form:
                                                                                          PAGE
                                                                                          ----

         1.  Financial Statements

             Independent Auditors' Report...............................................   27
             Balance Sheets as of December 31, 1996 and 1995............................   28
             Statements of Operations for the three years ended December 31, 1996.......   29
             Statements of Stockholders' Equity for the three years ended December 31,     30
             1996.......................................................................
             Statements of Cash Flows for the three years ended December 31, 1996.......   31
             Notes to Financial Statements..............................................   32

         2.  Financial Statement Schedule for the years ended December 31, 1996, 1995 and 1994
             Schedule II -- Valuation and Qualifying Accounts...........................   41
             All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.  Exhibits: See Index to Exhibits on page 43. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.
     (b)     Reports on Form 8-K:

             None.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Edify Corporation:

     We have audited the accompanying balance sheets of Edify Corporation (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edify Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Palo Alto, California                                KPMG PEAT MARWICK LLP
January 27, 1997

                               EDIFY CORPORATION

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
ASSETS
Current assets:
  Cash and cash equivalents..............................................  $33,704     $ 1,182
  Short-term investments.................................................   11,136       5,972
  Accounts receivable, net of allowance for returns and doubtful accounts
     of $583 and $175, respectively......................................    8,837       6,000
  Prepaid expenses and other current assets..............................    1,020         281
                                                                           -------     -------
          Total current assets...........................................   54,697      13,435
Property and equipment, net..............................................    5,790       1,822
Other assets.............................................................      234         115
                                                                           -------     -------
     Total assets........................................................  $60,721     $15,372
                                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $ 1,544     $   802
  Current installments of capital lease obligations......................      404         309
  Accrued expenses.......................................................    5,128       1,871
  Unearned revenue.......................................................    3,751       1,461
                                                                           -------     -------
          Total current liabilities......................................   10,827       4,443
                                                                           -------     -------
Capital lease obligations, excluding current installments................      707         510
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized shares -- 5,000,000 (10,850,000 in 1995)
     Issued and outstanding -- none (10,110,231 in 1995).................       --      24,121
  Common stock, $0.001 par value:
     Authorized shares -- 55,000,000
     Issued and outstanding -- 16,101,607 (2,431,143 in 1995)............       16           2
Additional paid-in capital...............................................   64,208         691
Deferred compensation....................................................     (428)       (541)
Note receivable from stockholder.........................................      (17)        (17)
Accumulated deficit......................................................  (14,592)    (13,837)
                                                                           -------     -------
          Total stockholders' equity.....................................   49,187      10,419
                                                                           -------     -------
          Total liabilities and stockholders' equity.....................  $60,721     $15,372
                                                                           =======     =======

                See accompanying notes to financial statements.

                               EDIFY CORPORATION

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Net revenues:
  License.....................................................  $20,134     $10,774     $ 6,274
  Services and other..........................................   12,883       5,229       2,089
                                                                -------     -------     -------
          Total net revenues..................................   33,017      16,003       8,363
Cost of license revenues......................................      450         503         267
Cost of services and other revenues...........................   10,635       3,865       2,225
                                                                -------     -------     -------
          Gross profit........................................   21,932      11,635       5,871
                                                                -------     -------     -------
Operating expenses:
  Product development.........................................    5,801       2,627       2,189
  Sales and marketing.........................................   15,371       8,015       4,696
  General and administrative..................................    2,946       1,163         762
                                                                -------     -------     -------
          Total operating expenses............................   24,118      11,805       7,647
                                                                -------     -------     -------
          Loss from operations................................   (2,186)       (170)     (1,776)
                                                                -------     -------     -------
Interest income...............................................    1,598         143         113
Interest expense..............................................     (123)        (58)        (59)
                                                                -------     -------     -------
          Interest, net.......................................    1,475          85          54
                                                                -------     -------     -------
          Loss before income taxes............................     (711)        (85)     (1,722)
Provision for income taxes....................................       44          19          22
                                                                -------     -------     -------
          Net loss............................................  $  (755)    $  (104)    $(1,744)
                                                                =======     =======     =======
Net loss per share............................................  $ (0.05)    $ (0.01)
                                                                =======     =======
Shares used in computing net loss per share...................   15,033      13,154
                                                                =======     =======

                See accompanying notes to financial statements.

                               EDIFY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           NOTE
                PREFERRED STOCK          COMMON STOCK       ADDITIONAL     DEFERRED     RECEIVABLE                      TOTAL
             ----------------------   -------------------    PAID-IN     COMPENSATION      FROM       ACCUMULATED   STOCKHOLDERS'
               SHARES       AMOUNT      SHARES     AMOUNT    CAPITAL       (NOTE 5)     STOCKHOLDER     DEFICIT        EQUITY
             -----------   --------   ----------   ------   ----------   ------------   -----------   -----------   -------------
Balances as
  of
  December
  31,
  1993.....    8,985,000   $ 16,751   $2,197,415    $  2     $     36       $   --         $  --       $ (11,989)      $ 4,800
Stock
  options
  exercised...          --       --       58,408      --            7           --            --              --             7
Net loss...           --         --           --      --           --           --            --          (1,744)       (1,744)
             -----------    -------   ----------     ---      -------       ------          ----        --------       -------
Balances as
  of
  December
  31,
  1994.....    8,985,000     16,751    2,255,823       2           43           --            --         (13,733)        3,063
Issuance of
  Series D
  preferred
  stock,
  net......    1,091,481      7,328           --      --           --           --            --              --         7,328
Stock
  options
  exercised...          --       --       79,695      --           14           --            --              --            14
Sale of
  common
  stock to
 employees,
  directors
  and
  consultants...          --       --     95,625      --           33           --           (17)             --            16
Series A
  preferred
  stock
  warrants
  exercised...      33,750       42           --      --           --           --            --              --            42
Deferred
compensation
  related
  to grant
  of stock
 options...           --         --           --      --          601         (601)           --              --            --
Amortization
  of
  deferred
  compensation...          --       --         --     --           --           60            --              --            60
Net loss...           --         --           --      --           --           --            --            (104)         (104)
             -----------    -------   ----------     ---      -------       ------          ----        --------       -------
Balances as
  of
  December
  31,
  1995.....   10,110,231     24,121    2,431,143       2          691         (541)          (17)        (13,837)       10,419
Conversion
  of
  preferred
  stock to
  common...  (10,110,231)   (24,121)  10,110,231      10       24,111           --            --              --            --
Sale of
  common
  stock,
  net of
  issuance
  costs of
  $1,204...           --         --    2,875,000       3       38,875           --            --              --        38,878
Stock
  options
  exercised...          --       --      622,303       1          228           --            --              --           229
Net
  exercise
  of stock
 warrants..           --         --       62,930      --           --           --            --              --            --
Deferred
compensation
  related
  to grant
  of stock
 options...           --         --           --      --          303         (303)           --              --            --
Amortization
  of
  deferred
  compensation...          --       --         --     --           --          416            --              --           416
Net loss...           --         --           --      --           --           --            --            (755)         (755)
             -----------    -------   ----------     ---      -------       ------          ----        --------       -------
Balances as
  of
  December
  31,
  1996.....           --   $     --   16,101,607    $ 16     $ 64,208       $ (428)        $ (17)      $ (14,592)      $49,187
             ===========    =======   ==========     ===      =======       ======          ====        ========       =======

                See accompanying notes to financial statements.

                               EDIFY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Cash flows from operating activities:
  Net loss....................................................  $  (755)    $  (104)    $(1,744)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization............................    1,563         903         677
     Provision for returns and doubtful accounts, net of
       write-offs and recoveries..............................      408         138          37
     Amortization of deferred compensation....................      416          60          --
     Changes in operating assets and liabilities:
       Accounts receivable....................................   (3,245)     (3,784)       (739)
       Prepaid expenses and other current assets..............     (739)        (91)         15
       Accounts payable.......................................      742         479          74
       Accrued expenses.......................................    3,257         833         530
       Unearned revenue.......................................    2,290          81         161
                                                                -------      ------     -------
          Net cash (used in) provided by operating
            activities........................................    3,937      (1,485)       (989)
                                                                -------      ------     -------
Cash flows from investing activities:
  Purchases of property and equipment, net....................   (4,875)       (970)       (372)
  Purchases of short-term investments.........................  (24,520)     (5,972)    (21,268)
  Sales and maturities of short-term investments..............   19,356         500      22,472
  Other assets................................................     (119)        (67)       (148)
                                                                -------      ------     -------
          Net cash provided by (used in) investing
            activities........................................  (10,158)     (6,509)        684
                                                                -------      ------     -------
Cash flows from financing activities:
  Principal payments under capital lease obligations..........     (364)       (311)       (321)
  Proceeds from line of credit................................       --         300          --
  Repayments of line of credit................................       --        (300)         --
  Proceeds from issuance of common stock......................   39,107          30           7
  Proceeds from exercise of preferred stock warrants..........       --          42          --
  Proceeds from sale of preferred stock.......................       --       7,328          --
                                                                -------      ------     -------
          Net cash (used in) provided by financing
            activities........................................   38,743       7,089        (314)
                                                                -------      ------     -------
Increase (decrease) in cash and cash equivalents..............   32,522        (905)       (619)
Cash and cash equivalents at beginning of year................    1,182       2,087       2,706
                                                                -------      ------     -------
Cash and cash equivalents at end of year......................  $33,704     $ 1,182     $ 2,087
                                                                =======      ======     =======

Supplemental schedule of cash flow information:
  Cash paid during the year for interest......................  $   123     $    57     $    59
  Cash paid during the year for taxes.........................  $    29     $    18     $     7

Supplemental schedule of noncash investing and financing
  activities:
     Property and equipment acquired under capital lease
       obligations............................................  $   656     $   720     $   114
     Accrual of stock option deferred compensation............  $   303     $   601     $    --
     Note receivable issued for common stock..................  $    --     $    17     $    --

                See accompanying notes to financial statements.

                               EDIFY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

(1) THE COMPANY

     Edify Corporation (the "Company") was incorporated on October 19, 1989. The Company develops and markets self service software and provides application development consulting, installation and post-contract customer support services. The principal markets for the Company's products are i) human resource and customer service departments for a wide variety of companies, and ii) banking and financial services. In April 1996, the Company reincorporated as a Delaware corporation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of commercial paper and money market deposits.

  Short-Term Investments

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity," "available-for-sale" or "trading," and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified its investments in certain debt securities as available-for-sale. The cost of securities sold is based upon the specific identification method.

  Credit Risk Concentrations and Fair Values of Financial Instruments

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments and accounts receivable. The Company's cash investments generally consist of commercial paper, money market deposits, bankers' acceptances, certificates of deposit, and corporate bonds. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base.

     The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The fair value of capital leases is not estimated, but reflects the contractual present value owed to non-related parties.

  Property and Equipment

     Property and equipment are stated at cost. Equipment under capital leases is stated at the lower of fair value or the present value of the minimum lease payments at the inception of the lease.

     Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the respective assets, generally 3 years for equipment and office furniture and the shorter of the useful life of the asset or the remaining lease term for leasehold improvements. Equipment under capital leases is amortized on a straight-line basis, generally 42 months.

                               EDIFY CORPORATION

  Software Development Costs

     Product development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, any additional software development costs would be capitalized in accordance with SFAS No. 86. Through December 31, 1996, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized to date.

  Revenue Recognition

     Revenue on the licensing of software products is generally recognized upon shipment, net of estimated allowances for product returns. Software license revenues are recognized upon shipment only if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. In certain contracts, shipment is defined as delivery of a product master for noncancelable product licensing arrangements under which the customer has certain software reproduction and distribution rights. Revenue on post-contract customer support and service contracts is recognized ratably over the contract period or as the services are performed. Fixed price consulting contract revenues are recognized based on the percentage of completion method. Estimated losses are recorded in the period in which they become known. Time and materials contracts are recognized as services are performed.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements.

     The Company has elected to continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, the Company has made the required pro forma disclosures in Note 6 to these financial statements.

  Income Taxes

     The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

                               EDIFY CORPORATION

(3) BALANCE SHEET COMPONENTS

  Investments

     Under the provisions of SFAS No. 115, debt and equity securities classified as available-for-sale securities for which cost approximated market value as of December 31, 1996 and 1995 with maturities generally within one year, consisted of the following (in thousands):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1996        1995
                                                                    -------     ------
        Government agency securities..............................  $ 8,374     $   --
        Commercial paper..........................................    8,172      3,951
        Corporate bonds...........................................    4,058      1,019
        Certificates of deposit...................................       --      1,007
        Bankers' acceptances......................................       --        993
                                                                    -------     ------
                                                                    $20,604     $6,970
                                                                    =======     ======

     These investments were classified on the balance sheet as follows (in thousands):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1996        1995
                                                                    -------     ------
        Cash equivalents..........................................  $ 9,468     $  998
        Short-term investments....................................   11,136      5,972
                                                                    -------     ------
                                                                    $20,604     $6,970
                                                                    =======     ======

     Gains and losses from sales of available-for-sale securities were not significant for the years ended December 31, 1996 or 1995.

  PROPERTY AND EQUIPMENT

     A summary of property and equipment is as follows (in thousands):

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
        Computer equipment.........................................  $7,518     $3,732
        Office furniture and fixtures..............................   1,548        528
        Leasehold improvements.....................................     708         78
                                                                     ------     ------
                                                                      9,774      4,338
        Less accumulated depreciation and amortization.............   3,984      2,516
                                                                     ------     ------
                                                                     $5,790     $1,822
                                                                     ======     ======

     Property and equipment as of December 31, 1996 and 1995 includes equipment under capital leases of approximately $1,617,000 and $1,501,000, respectively, and related accumulated amortization of approximately $583,000 and $717,000, respectively.

                               EDIFY CORPORATION

  ACCRUED EXPENSES

     A summary of accrued expenses is as follows (in thousands):

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
        Accrued commissions and bonuses............................  $1,541     $  796
        Accrued payroll and related items..........................   2,224        553
        Other liabilities..........................................   1,363        522
                                                                     ------     ------
                                                                     $5,128     $1,871
                                                                     ======     ======

  NOTE RECEIVABLE FROM STOCKHOLDER

     In September 1995, the Company received a note for $17,500 in exchange for 50,000 shares of restricted common stock. The note is to be repaid semiannually based on the vesting terms of the underlying shares, which are dependent on certain performance milestones. The note is due no later than March 2002, with interest at 8% compounding semiannually.

(4) INCOME TAXES

     The provision for income taxes in 1996, 1995 and 1994 was as follows (in thousands):

                                                                  1996     1995     1994
                                                                  ----     ----     ----
        Current:
          Federal...............................................  $--      $--      $--
          State.................................................   17        2        2
          Foreign...............................................   27       17       20
                                                                  ---      ---      ---
                  Total current.................................  $44      $19      $22
                                                                  ===      ===      ===

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1996 and 1995 are presented below (in thousands):

                                                                      1996       1995
                                                                     ------     ------
        Deferred tax assets:
          Capitalized start-up costs...............................  $  106     $  324
          Deferred research expenses...............................     859      1,313
          Accrued expenses and reserves............................   1,835        583
          Property and equipment depreciation......................      90         35
          Net operating loss carryforwards.........................   2,515      2,902
          Research credit carryforwards............................     906        652
                                                                     ------     ------
                  Total gross deferred tax assets..................   6,311      5,809
          Less valuation allowance.................................   6,311      5,809
                                                                     ------     ------
             Net deferred tax assets...............................  $   --     $   --
                                                                     ======     ======

     The Company's accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, manage-

                               EDIFY CORPORATION
ment's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans were not considered sufficient to overcome the available negative evidence.

     The Company has net operating loss carryforwards for federal and state tax purposes of approximately $7.0 million and $2.3 million, respectively. These carryforwards expire in years 1997 through 2010. The difference between the federal net operating loss carryforward and the state net operating loss carryforward results primarily from a 50% limitation on the calculation of California net operating loss carryforwards. The Company also has research and development tax credit carryforwards of approximately $500,000 and $400,000 for federal and state tax purposes, respectively. These carryforwards expire in years 2005 through 2011.

     The Internal Revenue Code of 1986, and applicable state tax laws, impose substantial restrictions on the ability of the Company to utilize net operating loss and research and development tax credit carryforwards in the event of an "ownership change." During 1992, the Company underwent an ownership change. As a result of the change of ownership, the federal tax losses incurred through that date, approximately $3.1 million, are subject to an estimated annual limitation of approximately $550,000. In addition, federal research and development tax credit carryovers of approximately $150,000 are also subject to this annual limitation on a tax converted basis; however, they cannot be utilized until the restricted net operating loss carryforwards have been utilized. In the event that additional ownership changes occur, there may be additional restrictions on the future use of research and development tax credits and net operating loss carryforwards existing at that date.

(5) STOCKHOLDERS' EQUITY

  Initial Public Offering

     In May 1996, the Company completed its initial public offering and issued 2,875,000 shares of its common stock to the public at a price of $15.00 per share. The Company received approximately $38.9 million of cash, net of underwriting discounts and other offering costs. Upon the closing of the initial public offering, all outstanding shares of its preferred stock were automatically converted into shares of common stock.

  Preferred Stock

     The Board of Directors has authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and rights of each series and any qualifications, limitations or restrictions thereon without any further vote or action by the stockholders.

  Common Stock

     The Company has periodically sold shares of common stock to its employees, directors, and other individuals under Restricted Stock Purchase Agreements (the "Agreements") at prices not less than the fair market value of such stock at the date of issuance as determined by the Board of Directors. Pursuant to the Agreements, the Company has the option to repurchase the unvested common stock at the original purchase price in the event that an individual ceases to be an employee or director of the Company. The stock generally vests either (a) to the extent of 20% of the shares upon the first 12-month anniversary of the employee's hire date and an additional 1/48 of the unvested shares ratably over the following 48 months or (b) to the extent of 25% of the shares upon the first 12-month anniversary of the employee's hire date and an additional 1/36 of the unvested shares ratably over the following 36 months. As of December 31, 1996, 70,297 shares were subject to repurchase.

     The Company has recorded deferred compensation of $303,000 and $601,000 for the difference between the grant price and the deemed fair value of the common stock underlying certain options granted in 1996 and 1995, respectively. These amounts are being amortized over the vesting period of the individual options, generally four years. Amortization of deferred compensation was approximately $416,000 and $60,000 for the years ended December 31, 1996 and 1995, respectively.

                               EDIFY CORPORATION

(6) INCENTIVE AND BENEFIT PLANS

  1996 Directors Stock Option Plan

     In March 1996, the Company adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 100,000 shares of common stock for issuance under this plan. Each eligible director was automatically granted an initial option to purchase 7,500 shares. Each eligible director who first becomes a member of the Board thereafter will automatically be granted an option to purchase 15,000 shares upon joining the Board. At each Annual Meeting of Stockholders of the Company, each eligible director will automatically be granted an additional option to purchase 7,500 shares if such director has served continuously as a member of the Board since the date of grant of such director's initial option. All options issued under the Directors Plan vest as to 1/48 of the shares per month, provided the optionee continues as a member of the Board or as a consultant to the Company. As of December 31, 1996, 30,000 shares at an exercise price of $15.00 had been granted under the Directors Plan, and 4,996 shares were exercisable.

  1996 Equity Incentive Plan and 1990 Stock Option Plan (the "Incentive Plans")

     The Company's 1996 Equity Incentive Plan became effective on May 2, 1996 and serves as the successor to the Company's 1990 Stock Option Plan. The 1996 Equity Incentive Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisers. Under the 1990 Stock Option Plan, options were granted to employees, officers, directors, consultants, independent contractors and advisers to purchase common stock at not less than the fair market value of the Company's common stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonqualified stock options). Shares under options for both plans generally become exercisable to the extent of 25% upon the first 12-month anniversary of the grant date and an additional 1/36 of the unvested shares vesting ratably over the following 36 months, and expire 10 years from the grant date. At December 31, 1996, the Company had reserved 3,442,179 shares of common stock for issuance under these plans and 1,098,190 shares remained available for grant.

     A summary of activity under the Directors Plan and the Incentive Plans is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------
                                              1996                   1995                   1994
                                      --------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                       OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                      ---------   --------   ---------   --------   ---------   --------
Outstanding -- beginning of year..... 2,380,516    $ 0.68    1,780,774    $ 0.25    1,265,456    $ 0.19
Granted..............................   670,796     12.26      739,915      1.64      660,033      0.35
Exercised............................  (622,303)     0.23      (79,695)     0.18      (58,408)     0.12
Canceled.............................   (55,020)     5.78      (60,478)     0.32      (86,307)     0.20
                                      ---------    ------    ---------     -----    ---------     -----
Outstanding -- end of year........... 2,373,989    $ 3.96    2,380,516    $ 0.68    1,780,774    $ 0.25
                                      =========    ======    =========     =====    =========     =====
Weighted average fair value of
  options granted, calculated under
  SFAS No. 123 (see below)...........              $ 6.29                 $ 1.17

                               EDIFY CORPORATION

     The following table summarizes information as of December 31, 1996:

                                                                                  OPTIONS
                                               OPTIONS OUTSTANDING
                                        ----------------------------------      EXERCISABLE
                                                     WEIGHTED                ------------------
                                                      AVERAGE     WEIGHTED             WEIGHTED
                                                     REMAINING    AVERAGE              AVERAGE
                   RANGE OF                         CONTRACTUAL   EXERCISE             EXERCISE
               EXERCISE PRICES           NUMBER        LIFE        PRICE     NUMBER     PRICE
        ------------------------------  ---------   -----------   --------   -------   --------
        $ 0.10 - $0.35................  1,384,245       7.28       $ 0.30    678,794    $ 0.27
        $ 3.00 - $8.00................    642,867       9.05         4.53     88,719      3.03
        $14.50 - $23.25...............    346,877       9.75        17.50      5,388     15.17
                                        ---------      -----      --------   -------   --------
        $ 0.10 - $23.25...............  2,373,989       8.12       $ 3.96    772,901    $ 0.69

  1996 Employee Stock Purchase Plan

     In March 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 300,000 shares of common stock for issuance under this plan. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions of between 2% and 10% of their compensation, up to an aggregate total payroll deduction not to exceed $21,250 in any calendar year. Each offering under the Purchase Plan is for a period of twenty-four months, and each offering period consists of four purchase periods, each six months in length. The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of December 31, 1996, no shares had been issued under the Purchase Plan.

  Retirement and Savings Program

     The salary deferral "401(k)" plan allows employees to defer up to 20% of their salary subject to certain limitations. The Company may make discretionary contributions to the plan; however, no employer contributions have been made since inception.

  Accounting for Stock-Based Compensation Under SFAS No. 123

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock plans. Had compensation cost for the Company's three stock plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                     1996        1995
                                                                    -------     ------
        Net loss -- as reported...................................  $  (755)    $ (104)
        Net loss -- pro forma.....................................  $(1,412)    $  (82)
        Net loss per share -- as reported.........................  $ (0.05)    $(0.01)
        Net loss per share -- pro forma...........................  $ (0.09)    $(0.01)

                               EDIFY CORPORATION

     The fair value of each option grant and Purchase Plan share issuable during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                     1996        1995
                                                                   --------    --------
        Expected dividend yield..................................        0%          0%
        Expected stock price volatility..........................       43%          0%
        Risk-free interest rate..................................     6.26%       6.08%
        Expected life of options.................................   4 years     4 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee and director stock options and shares issuable under the Purchase Plan have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options.

(7) COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases its principal office under a noncancelable operating lease agreement that expires in September 1999. The Company leases certain equipment under capital leases. As of December 31, 1996, minimum lease payments under all noncancelable lease agreements were as follows (in thousands):

                              YEARS ENDING                         CAPITAL      OPERATING
                              DECEMBER 31,                          LEASES        LEASES
        ---------------------------------------------------------  --------     ----------
        1997.....................................................   $  522        $1,902
        1998.....................................................      457         1,995
        1999.....................................................      261         1,535
        2000.....................................................       14            53
                                                                    ------        ------
        Total minimum lease payments.............................    1,254        $5,485
                                                                                  ======
        Less amount representing interest........................      143
                                                                    ------
        Present value of minimum lease payments..................    1,111
        Less current portion.....................................      404
                                                                    ------
        Long-term capital lease obligations......................   $  707
                                                                    ======

     Rent expense was approximately $1,149,000, $534,000 and $354,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Contingencies

     The Company is party to various legal proceedings arising in the ordinary course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

(8) LINE OF CREDIT

     The Company has an $8 million line of credit which expires in December 1997, bears interest at the bank's prime rate (8.25% as of December 31, 1996) and contains certain financial covenants. As of December 31, 1996, there were no borrowings outstanding under this line of credit.

                               EDIFY CORPORATION

(9) SIGNIFICANT CUSTOMERS

     Except for the development and distribution partner discussed below, no customer exceeded 10% of total net revenues in 1996, 1995 and 1994. Export sales have not been significant.

  Development and Distribution Partner

     During 1993, the Company entered into a Development and Distribution Agreement (the "Agreement") with a supplier of call center applications systems and services (the "Development and Distribution Partner"). Under the terms of the Agreement, among other rights, (i) the Development and Distribution Partner will distribute certain of the Company's software products on a VAR basis; and
(ii) the Company delivered a software product, which the Development and Distribution Partner has certain OEM rights to market, distribute and sublicense as an integral component of one of its products.

     Under the terms of the Agreement, the Company recognized $1.7 million, zero, and $1.2 million in license revenues in 1996, 1995, and 1994, respectively. In 1995, the Development and Distribution Partner utilized non-refundable license fees previously paid to the Company pursuant to the Agreement.

                               EDIFY CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                         ------------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                            BEGINNING    COSTS AND       OTHER                        END
              CLASSIFICATION                 OF YEAR      EXPENSES    ACCOUNTS(1)   DEDUCTIONS(2)   OF YEAR
------------------------------------------  ----------   ----------   -----------   ------------   ----------
Allowance for returns and doubtful
  accounts
  Year ended December 31, 1994............     $ 29         $145         $  30         $ (167)        $ 37
                                               ====         ====          ====          =====         ====
  Year ended December 31, 1995............     $ 37         $465         $ 123         $ (450)        $175
                                               ====         ====          ====          =====         ====
  Year ended December 31, 1996............     $175         $710         $  --         $ (302)        $583
                                               ====         ====          ====          =====         ====

---------------

(1) Includes charges to unearned revenue.

(2) Includes write-offs of accounts and credits issued.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EDIFY CORPORATION

Date: March 24, 1997                           /s/ STEPHANIE A. VINELLA
                                          --------------------------------------
                                          Stephanie A. Vinella
                                          Chief Financial Officer (Principal
                                          Financial Officer)

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey M. Crowe and/or Stephanie A. Vinella as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1997 by the following persons on behalf of the registrant and in the capacities on the date indicated.

                   SIGNATURE                                        TITLE
-----------------------------------------------  --------------------------------------------

             /s/ JEFFREY M. CROWE                   President, Chief Executive Officer and
-----------------------------------------------                    Director
              (Jeffrey M. Crowe)                        (Principal Executive Officer)

           /s/ STEPHANIE A. VINELLA                     Vice President of Finance and
-----------------------------------------------                Administration,
            (Stephanie A. Vinella)                         Chief Financial Officer
                                                        (Principal Financial Officer)

             /s/ DANIEL M. CASERZA                           Corporate Controller
-----------------------------------------------         (Principal Accounting Officer)
              (Daniel M. Caserza)

            /s/ STEPHEN M. BERKLEY                                 Director
-----------------------------------------------
             (Stephen M. Berkley)
                /s/ TENCH COXE                                     Director
-----------------------------------------------
                 (Tench Coxe)

            /s/ BURTON J. MCMURTRY                                 Director
-----------------------------------------------
             (Burton J. McMurtry)

            /s/ STEWART A. SCHUSTER                                Director
-----------------------------------------------
             (Stewart A. Schuster)

                               INDEX TO EXHIBITS

    EXHIBIT
      NO.                             DESCRIPTION
    -------    ---------------------------------------------------------
     3.03.1    Restated Certificate of Incorporation
     3.04.2    Bylaws(1)
     4.01      Second Amended and Restated Registration Rights
               Agreement, dated as of October 26, 1995(2)
    10.01      Registrant's 1990 Stock Option Plan, as amended and
               related documents(3)*
    10.02      Registrant's 1996 Equity Incentive Plan and related
               documents(3)*
    10.03      Registrant's 1996 Directors Stock Option Plan and related
               documents(3)*
    10.04      Registrant's 1996 Employee Stock Purchase Plan and
               related documents(3)*
    10.05      Executive Incentive Compensation Plan(3)*
    10.06      Form of Indemnification Agreement entered into by
               Registrant with each of its directors and executive
               officers(3)*
    10.07      Office Lease Agreement dated June 11, 1990 between San
               Tomas No. 1 Limited Partnership and Registrant, as
               amended(3)
    10.08      Sublease dated August 14, 1995 between Advantest America,
               Inc. and the Registrant(3)
    10.09      Master Lease Agreement dated May 15, 1992 between
               Comdisco, Inc. and Registrant, as amended and related
               documents(3)
    10.10      Credit Terms and Conditions dated December 30, 1996
               between Registrant and Imperial Bank and related
               documents
    11.01      Statement regarding computation of net loss per share
    23.01      Consent of Independent Auditors
    24.01      Power of Attorney (see page 42 of this report)
    27.01      Financial Data Schedule

---------------

 *  Management contract or compensatory arrangement.

(1) Incorporated by reference to Exhibit 3.04 to Registrant's Registration Statement on Form S-1 (No. 333-02020), declared effective on May 2, 1996 (the "Form S-1").

(2) Incorporated by reference to Exhibit 4.02 to the Form S-1.

(3) Incorporated by reference to the Exhibit of the same number to the Form S-1.