Form 10-Q
period 1997-03-31
EDIFY CORP
filed 1997-05-13
CIK 879898

===============================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                            -----------------------

                                 (408) 982-2000
              (Registrant's telephone number, including area code)

                            -----------------------

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1)  Yes  X   No
                                       ----     ----

As of March 31, 1997, there were 16,321,518 shares of the Registrant's common stock outstanding.

===============================================================================

--------------------------------------------------------------------------------
EDIFY CORPORATION
FORM 10-Q
INDEX

--------------------------------------------------------------------------------

                                                                                                   PAGE
PART I            FINANCIAL INFORMATION                                                           NUMBER



ITEM 1:           Financial Statements
                  Condensed Balance Sheets as of March 31, 1997 and December 31, 1996..........      3

                  Condensed Statements of Operations for the three months ended March 31,
                      1997 and 1996............................................................      4

                  Condensed Statements of Cash Flows for the three months ended March 31,
                      1997 and 1996............................................................      5

                  Notes to Condensed Financial Statements......................................      6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and Results
                      of Operations............................................................      8

ITEM 3:           Quantitative and Qualitative Disclosures About Market Risk...................     15


PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings............................................................     15

ITEM 2:           Changes in Securities........................................................     15

ITEM 3:           Defaults Upon Senior Securities..............................................     15

ITEM 4:           Submission of Matters to a Vote of Security Holders..........................     15

ITEM 5:           Other Information............................................................     15

ITEM 6:           Exhibits and Reports on Form 8-K.............................................     15

                  Signatures...................................................................     16

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                EDIFY CORPORATION

                            CONDENSED BALANCE SHEETS
                            (IN THOUSANDS: UNAUDITED)

                                                                        MARCH 31,         DECEMBER 31,
                                                                          1997               1996
                                                                        ---------         ------------
                                     ASSETS

Current assets:
    Cash, cash equivalents and short-term investments............       $ 43,150            $ 44,840
    Accounts receivable, net.....................................         10,209               8,837
    Prepaid expenses and other current assets....................          1,244               1,020
                                                                        --------            --------

       Total current assets......................................         54,603              54,697
Property and equipment, net......................................          6,211               5,790
Other assets.....................................................            234                 234
                                                                        --------            --------
       Total assets..............................................       $ 61,048            $ 60,721
                                                                        ========            ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.............................................       $    970            $  1,544
    Current installments of capital lease obligations............            407                 404
    Accrued expenses.............................................          4,114               5,128
    Unearned revenue.............................................          3,768               3,751
                                                                        --------            --------
         Total current liabilities...............................          9,259              10,827
                                                                        --------            --------
Capital lease obligations, excluding current installments........            642                 707
Commitments and contingencies
Stockholders' equity:
    Common stock.................................................             16                  16
    Additional paid-in capital...................................         65,488              64,208
    Deferred compensation and other..............................           (360)               (445)
    Accumulated deficit..........................................        (13,997)            (14,592)
                                                                        --------            --------
         Total stockholders' equity..............................         51,147              49,187
                                                                        --------            --------
         Total liabilities and stockholders' equity..............       $ 61,048            $ 60,721
                                                                        ========            ========


                  See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA: UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -----------------------------
                                                                 1997            1996
                                                             -------------   -------------
        Net revenues:
           License.........................................      $  7,132        $  3,902
           Services and other..............................         5,178           1,915
                                                                 --------        --------
             Total net revenues............................        12,310           5,817
           Cost of license revenues........................           131              90
           Cost of services and other revenues.............         4,377           1,747
                                                                 --------        --------
             Gross profit..................................         7,802           3,980
                                                                 --------        --------
         Operating expenses:
           Product development.............................         2,098           1,135
           Sales and marketing.............................         4,521           2,955
           General and administrative......................         1,027             506
                                                                 --------        --------
             Total operating expenses......................         7,646           4,596
                                                                 --------        --------
             Income (loss) from operations.................           156            (616)

         Interest income, net..............................           492              51
                                                                 --------        --------
             Income (loss) before income taxes.............           648            (565)
         Provision for income taxes........................            53               2
                                                                 --------        --------
             Net income (loss).............................      $    595        $   (567)
                                                                 --------        --------
         Net income (loss) per share.......................      $   0.03        $  (0.04)
                                                                 --------        --------
         Shares used in computing net income (loss) per share      17,942          13,611
                                                                   ======          ======




See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS: UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------------
                                                                                  1997                 1996
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss).................................................            $    595            $  (567)

    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
      Depreciation and amortization...................................                 766                267
      Provision for returns and doubtful accounts.....................                 145                302
      Amortization of deferred compensation...........................                  84                 90
      Changes in operating assets and liabilities:
        Accounts receivable...........................................              (1,517)              (741)
        Prepaid expenses and other current assets.....................                (224)               (53)
        Accounts payable..............................................                (574)               556
        Accrued expenses..............................................              (1,014)               154
        Unearned revenue..............................................                  17                 550
                                                                                  --------            --------
           Net cash provided by (used in) operating activities........              (1,722)                558
                                                                                  --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net..........................              (1,151)             (1,119)
    Purchases of short-term investments...............................              (5,292)             (1,032)
    Sales and maturities of short-term investments....................               1,955               2,000
    Other assets......................................................                  --                (359)
                                                                                  --------            --------
           Net cash used in investing activities......................              (4,488)               (510)
                                                                                  --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations ...............                 (97)                (96)

    Net proceeds from issuance of common stock........................               1,280                  98
                                                                                  --------            --------
           Net cash provided by financing activities..................               1,183                   2
                                                                                  --------            --------
Increase (decrease) in cash and cash equivalents......................              (5,027)                 50

Cash and cash equivalents at beginning of period......................              33,704               1,182
                                                                                  --------            --------
Cash and cash equivalents at end of period............................            $ 28,677            $  1,232
                                                                                  ========            ========


Supplemental schedule of cash flow information:
    Cash paid during the period for interest..........................            $     30            $     27

    Cash paid during the period for taxes.............................            $     49            $      2

Supplemental schedule of noncash investing and financing activities:
    Property and equipment acquired under capital lease obligations...            $     35            $    106

    Accrual of stock option deferred compensation.....................            $     --            $    189


See notes to condensed financial statements.

                                EDIFY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)      NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive).

         For the three months ended March 31, 1996, net loss per share is computed based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive) and preferred stock outstanding (on an "as if converted" basis, even if antidilutive). In accordance with certain SEC Staff Accounting Bulletins, this computation includes all common and common equivalent shares (using the treasury stock method) issued within 12 months of the Company's initial public offering on May 2, 1996 as if they were outstanding for all periods prior to the initial public offering using the initial public offering price.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS for profitable periods will be higher than primary earnings per share as presented in the accompanying financial statements and that diluted EPS for profitable periods will not differ materially from primary earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

(3)      INVESTMENTS

         Under the provisions of SFAS No. 115, debt and equity securities classified as available-for-sale securities for which cost approximated market value as of March 31, 1997 and December 31, 1996, with maturities generally within one year, consisted of the following (in thousands):

                                                                              MARCH 31,     DECEMBER 31,
                                                                                1997            1996
                                                                             -----------    ------------

    Government agency securities......................................         $10,032        $ 8,374
    Commercial paper..................................................           6,486          8,172
    Corporate bonds...................................................           4,441          4,058
                                                                               -------        ------
                                                                               $20,959        $20,604
                                                                               =======        =======

Gains and losses from sales of available-for-sale securities were not significant for the three month periods ended March 31, 1997 and 1996.

-------------------------------------------------------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those indicated by the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, those set forth below in "Factors That May Affect Future Operating Results" as well as those discussed in the "Business Risks" section included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues were $12.3 million for the quarter ended March 31, 1997 as compared to $5.8 million for the same 1996 quarter, representing an increase of 111.6%. The Company's revenues are principally derived from software licenses and fees for services, which are generally charged separately. Revenues are recorded net of reserves for potential product returns and credit losses, neither of which have been significant to date. In the quarters ended March 31, 1997 and 1996, 6% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its operations outside of the United States and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance and there can be no assurance that such expansion will be successful.

         LICENSE REVENUES. License revenues were $7.1 million for the quarter ended March 31, 1997 as compared to $3.9 million for the comparable 1996 quarter. The increase in license revenues was attributable to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce, revenues from the Company's Electronic Banking System (introduced in September 1996), and expansion of the Company's field sales force and indirect distribution channels. The prices of the Company's licenses have remained relatively constant during the comparable periods of 1996 and 1997. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

         SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $5.2 million for the quarter ended March 31, 1997 as compared to $1.9 million for the comparable 1996 quarter. Services and other revenues increased as a percentage of total net revenues to 42.1% for the quarter ended March 31, 1997, from 32.9% for the quarter ended March 31, 1996. The increase in services and other revenues in absolute dollars and as a percentage of revenues occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support, training and installation services associated with the increased volume of licenses of the Company's software. Consulting services can be contracted for under fixed fee or time and material arrangements. The Company's mix of time and materials contracts has increased in recent quarters and is expected to continue to increase as the Company moves away from contracting for fixed fee consulting arrangements. The Company does not expect historical growth rates of its services revenues to be sustainable in the future. To the extent services and other revenues is a higher percentage of total net revenues, overall gross profit margins may be adversely impacted.

COST OF REVENUES

         COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation, and royalties paid to third parties under technology licenses. Cost of license revenues was $131,000 and $90,000 for the quarters ended March 31, 1997 and 1996, representing 1.8% and 2.3% of the related license revenues for the respective quarters. The decrease in cost of license revenues as a percentage of license revenues from 1996 to 1997 was due to increased license revenues coupled with decreased material costs. If the Company were required to obtain licenses from third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly.

         COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $4.4 million and $1.7 million for the quarters ended March 31, 1997 and 1996, representing 84.5% and 91.2% of the related services and other revenues for the respective quarters. The increase in absolute dollars for the comparable quarterly periods was due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The cost of services and other revenues as a percentage may vary between periods due to the mix of services provided by the Company and to varying levels of expenditures to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

PRODUCT DEVELOPMENT

         Product development expenses were $2.1 million and $1.1 million, or 17.0% and 19.5% of total net revenues, for the quarters ended March 31, 1997 and 1996, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increase in absolute dollars for the comparable quarterly periods was attributable primarily to increased staffing related to development of application products, ongoing enhancements to Electronic Workforce, and the development of a version of

Electronic Workforce to run on Windows NT. The reduction in product development expenses as a percentage of total net revenues from 1996 to 1997 was due primarily to the growth in total net revenues. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company expects that product development expenses will increase significantly in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels. The failure to develop and introduce Windows NT versions of its products on a timely basis would have a material adverse affect on the Company's business and results of operations.

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

SALES AND MARKETING

         Sales and marketing expenses were $4.5 million and $3.0 million, or 36.7% and 50.8% of total net revenues, for the quarters ended March 31, 1997 and 1996, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increase in absolute dollars for the comparable quarterly periods was due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The reduction in sales and marketing expenses as a percentage of total net revenues was due primarily to the growth in total net revenues. The Company expects to continue to expand its field sales and marketing efforts, its third party value added reseller ("VAR") distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. In addition, the sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1.0 million and $506,000, or 8.3% and 8.7% of total net revenues, for the quarters ended March 31, 1997 and 1996, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in absolute dollars for the comparable quarterly periods was attributable primarily to the addition of staff, increased costs associated with expansion of information systems to support the growth of the Company's business and increased costs to take on the additional responsibilities associated with being a public company. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenditures will increase in absolute dollars in the future.

INTEREST INCOME, NET

         Interest income, net was $492,000 and $51,000 for the quarters ended March 31, 1997 and 1996, respectively. The increase from 1996 to 1997 was due primarily to increases in average investment balances as a result of the investment of the proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $53,000 and $2,000 for the quarters ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, income taxes have been provided based upon an estimated annualized effective tax rate of 8% applied to earnings for the period.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through April 1996, the Company financed its operations and met its capital expenditure requirements primarily through the private sales of preferred stock, totaling $24.1 million. On May 2, 1996, the Company completed its initial public offering of 2,875,000 shares of its common stock at a price of $15.00 per share. Proceeds to the Company from this offering were approximately $38.9 million, net of underwriting discounts and other offering costs. At March 31, 1997, the Company's cash, cash equivalents, and short-term investments (short-term interest-bearing, investment-grade securities) totaled $43.2 million.

         At March 31, 1997, the Company also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1997 and contains certain financial covenants. Borrowings accrue interest at the bank's prime rate. As of March 31, 1997, there were no borrowings outstanding under this line of credit.

         For the three months ended March 31, 1997, operating activities used cash of $1.7 million, resulting primarily from an increase in accounts receivable and a decrease in accrued expenses, partially offset by depreciation and amortization. Investing activities used cash of $4.5 million for the net purchase of $3.3 million in short-term investments and the purchase of $1.2 million in property and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. Net cash generated from financing activities of $1.2 million was related primarily to proceeds from the sale of the Company's common stock through its Employee Stock Purchase Plan and stock option exercises.

         At March 31, 1997, the Company's working capital was $45.3 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward looking statements. These forward looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, the Company's expected mix of revenues, expected gross margins on services and other revenues, certain expected operating expense levels and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. The revenue levels, results of operations and growth rates achieved during the quarter ended March 31, 1997 are not necessarily indicative of the results that may be achieved in any future period. There can be no assurance that the Company will sustain profitability or experience growth in revenues in the current quarter or any future quarter. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, fund greater levels of research and development, broaden its consulting services and customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

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

         The Company's future success will depend on its ability to design, develop, test, sell and support new software products and enhancements of current products on a timely basis in response to changing customer needs, competition, technological developments and emerging industry standards. The current versions of the Company's software products run on IBM Corporation's OS/2 operating system. The Company believes that some potential customers will not license the Company's products unless and until it runs on an alternative operating system. Accordingly, the Company is devoting significant engineering and research and development resources to design and develop versions of its products to run on the Microsoft Windows NT operating system. It is possible that the Company's intention to develop a Windows NT-based version of its products will cause potential customers to defer or forgo purchases of current or future versions of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success, particularly in Web and Intranet applications, will depend upon the timely and successful completion of this development and the ability of the Company to provide a Windows NT-based version of its products with an adequate level of performance and functionality. There can be no assurance that the Company will be successful in developing, on a timely basis or at all, a fully functional Windows NT-based version of its products or that such versions, if developed, will achieve customer acceptance. Failure by the Company to develop Windows NT-based versions successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

         In March and April of 1996, the Company received letters from Syntellect Technology Corporation ("Syntellect") and Lucent Technologies Inc. ("Lucent") inviting the Company to negotiate a license of such parties' patents. Since then, Syntellect has called additional Syntellect patents to the Company's attention, and Lucent has asserted that it believes that certain of the Company's products infringe certain of Lucent's patents and has offered to license those patents to the Company for a substantial payment. Based on its investigation of the patents referenced in such letters, the Company believes that it has substantial arguments that it does not violate any valid claims of the Syntellect or Lucent patents. Nevertheless, there can be no assurance that the Company will not be found to infringe any of the identified patents. If the Company is required to seek licenses on any of these patents, there can be no assurance that the costs associated with such licenses, if available, would not have a material adverse effect on the Company's business, financial condition or results of operations. In the event that the Company cannot come to an agreement with the above parties, the Company may be drawn into litigation with such parties. There can be no assurance that the costs associated with such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations. In the future, the Company may receive additional communications from these or other parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their property rights. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: demand for and market acceptance of application products; the Company's ability to deliver on time, and market acceptance of, new products or upgrades of existing products; customer order deferrals in anticipation of new products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; changes in the mix of distribution channels through which the Company's products are offered; competitive conditions in the industry; risks associated with global operations; general economic conditions; and the "Business Risks" listed from time to time in reports that the Company files with the U.S. Securities and Exchange Commission, including but not limited to the Company's Form 10-K for the fiscal year ending December 31, 1996.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


      (a)      The following exhibits are being filed as part of this Report:

               11.01    Statement of Net Income (Loss) Per Share
               27.01    Financial Data Schedule

--------------------------------------------------------------------------------

SIGNATURES

--------------------------------------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              EDIFY CORPORATION




Date: May 13, 1997            By:    /s/  Stephanie A. Vinella
                                  ----------------------------
                                  Stephanie A. Vinella
                                  Vice President of Finance and Administration, Chief Financial Officer and Secretary

                                EXHIBIT INDEX





11.01     Statement of Net Income (Loss) Per Share

27.01     Financial Data Schedule