Form 10-Q
period 1997-06-30
EDIFY CORP
filed 1997-08-14
CIK 879898

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                              -------------------

                                 (408) 982-2000
              (Registrant's telephone number, including area code)

                              -------------------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  (1) Yes [X]   No [ ]

As of June 30, 1997, there were 16,359,478 shares of the Registrant's common stock outstanding.

===============================================================================

-------------------------------------------------------------------------------

EDIFY CORPORATION
FORM 10-Q
INDEX

-------------------------------------------------------------------------------

                                                                                                   Page
PART I            FINANCIAL INFORMATION                                                           Number
ITEM 1:           Financial Statements

                  Condensed Balance Sheets as of June 30, 1997 and December 31, 1996...........      3

                  Condensed Statements of Operations for the three and six months ended
                      June 30, 1997 and 1996...................................................      4

                  Condensed Statements of Cash Flows for the six months ended June 30, 1997
                      and 1996.................................................................      5

                  Notes to Condensed Financial Statements......................................      6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and Results
                      of Operations............................................................      8

ITEM 3:           Quantitative and Qualitative Disclosures About Market Risk...................     16



PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings............................................................     16

ITEM 2:           Changes in Securities........................................................     16

ITEM 3:           Defaults Upon Senior Securities..............................................     16

ITEM 4:           Submission of Matters to a Vote of Security Holders..........................     16

ITEM 5:           Other Information............................................................     17

ITEM 6:           Exhibits and Reports on Form 8-K.............................................     17

                  Signatures...................................................................     18

-------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

                                EDIFY CORPORATION

                            CONDENSED BALANCE SHEETS
                            (IN THOUSANDS: UNAUDITED)

                                                              June 30,     December 31,
                                                               1997           1996
                                                              --------      --------
                              ASSETS
Current assets:
    Cash, cash equivalents and short-term investments ...     $ 42,886      $ 44,840
    Accounts receivable, net ............................       12,762         8,837
    Prepaid expenses and other current assets ...........        1,300         1,020
                                                              --------      --------

         Total current assets ...........................       56,948        54,697
Property and equipment, net .............................        6,735         5,790
Other assets ............................................          234           234
                                                              --------      --------

         Total assets ...................................     $ 63,917      $ 60,721
                                                              ========      ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................     $  1,341      $  1,544
    Current installments of capital lease obligations ...          404           404
    Accrued expenses ....................................        5,650         5,128
    Unearned revenue ....................................        3,838         3,751
                                                              --------      --------
         Total current liabilities ......................       11,233        10,827
                                                              --------      --------
Capital lease obligations, excluding current installments          552           707
Commitments and contingencies
Stockholders' equity:
    Common stock ........................................           16            16
    Additional paid-in capital ..........................       65,552        64,208
    Deferred compensation and other .....................         (304)         (445)
    Accumulated deficit .................................      (13,132)      (14,592)
                                                              --------      --------
         Total stockholders' equity .....................       52,132        49,187
                                                              --------      --------

         Total liabilities and stockholders' equity .....     $ 63,917      $ 60,721
                                                              ========      ========


See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA: UNAUDITED)

                                                Three Months Ended           Six Months Ended
                                                    June 30,                     June 30,
                                               ---------------------      ---------------------
                                                 1997         1996          1997        1996
                                               --------     --------      --------     --------
Net revenues:
   License ...............................     $  7,807     $  4,274      $ 14,939     $  8,176
   Services and other ....................        5,730        2,639        10,908        4,554
                                               --------     --------      --------     --------
     Total net revenues ..................       13,537        6,913        25,847       12,730
Cost of license revenues .................          205          110           336          200
Cost of services and other revenues ......        4,274        2,195         8,651        3,942
                                               --------     --------      --------     --------
     Gross profit ........................        9,058        4,608        16,860        8,588
                                               --------     --------      --------     --------
Operating expenses:
   Product development ...................        2,511        1,335         4,609        2,470
   Sales and marketing ...................        4,953        3,473         9,474        6,428
   General and administrative ............        1,155          629         2,182        1,135
                                               --------     --------      --------     --------
     Total operating expenses ............        8,619        5,437        16,265       10,033
                                               --------     --------      --------     --------
     Income (loss) from operations .......          439         (829)          595       (1,445)
Interest income, net .....................          502          351           994          402
                                               --------     --------      --------     --------
     Income (loss) before income taxes ...          941         (478)        1,589       (1,043)
Provision for income taxes ...............           76            6           129            8
                                               --------     --------      --------     --------
     Net income (loss) ...................     $    865     $   (484)     $  1,460     $ (1,051)
                                               ========     ========      ========     ========
Net income (loss) per share ..............     $   0.05     $  (0.03)     $   0.08     $  (0.07)
                                               ========     ========      ========     ========
Shares used in computing net income (loss)
   per share .............................       17,953       15,077        17,948       14,344
                                               ========     ========      ========     ========



See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS: UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -----------------------
                                                                              1997          1996
                                                                            --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) .................................................     $  1,460      $ (1,051)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
      Depreciation and amortization ...................................        1,508           613
      Provision for returns and doubtful accounts .....................          292           504
      Amortization of deferred compensation ...........................          140           214
      Changes in operating assets and liabilities:
        Accounts receivable ...........................................       (4,217)       (1,435)
        Prepaid expenses and other current assets .....................         (280)         (279)
        Accounts payable ..............................................         (203)          351
        Accrued expenses ..............................................          522           746
        Unearned revenue ..............................................           87           815
                                                                            --------      --------
           Net cash provided by (used in) operating activities ........         (691)          478
                                                                            --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net ..........................       (2,417)       (2,303)
    Purchases of short-term investments ...............................       (6,391)      (10,019)
    Sales and maturities of short-term investments ....................        1,955         5,054
    Other assets ......................................................           --           (67)
                                                                            --------      --------
           Net cash used in investing activities
                                                                              (6,853)       (7,335)
                                                                            --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations ................         (190)         (191)
    Net proceeds from issuance of common stock ........................        1,344        39,235
                                                                            --------      --------
           Net cash provided by financing activities ..................        1,154        39,044
                                                                            --------      --------
Increase (decrease) in cash and cash equivalents ......................       (6,390)       32,187
Cash and cash equivalents at beginning of period ......................       33,704         1,182
                                                                            --------      --------
Cash and cash equivalents at end of period ............................     $ 27,314      $ 33,369
                                                                            ========      ========

Supplemental schedule of cash flow information:
    Cash paid during the period for interest ..........................     $     61      $     63

    Cash paid during the period for taxes .............................     $     69      $      8

Supplemental schedule of noncash investing and financing activities:
    Property and equipment acquired under capital lease obligations ...     $     35      $    259

    Accrual of stock option deferred compensation .............$ ......           --      $    303


See notes to condensed financial statements.

                                EDIFY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)      NET INCOME (LOSS) PER SHARE

         Net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive).

         For the six months ended June 30, 1996, net loss per share is computed based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive) and preferred stock outstanding (on an "as if converted" basis, even if antidilutive). In accordance with certain SEC Staff Accounting Bulletins, this computation includes all common and common equivalent shares (using the treasury stock method) issued within 12 months of the Company's initial public offering on May 2, 1996 as if they were outstanding for all periods prior to the initial public offering using the initial public offering price.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS for profitable periods will be higher than primary earnings per share as presented in the accompanying financial statements and that diluted EPS for profitable periods will not differ materially from primary earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

(3)      INVESTMENTS

         Under the provisions of SFAS No. 115, debt and equity securities classified as available-for-sale securities for which cost approximated market value as of June 30, 1997 and December 31, 1996, with maturities generally within one year, consisted of the following (in thousands):

                                                         June 30,   December 31,
                                                           1997         1996
                                                         --------     --------
Government agency securities ........................    $ 11,176     $ 8,374
Commercial paper ....................................       5,583       8,172
Corporate bonds .....................................       4,397       4,058
                                                         --------     --------
                                                         $ 21,156     $ 20,604
                                                         ========     ========

Gains and losses from sales of available-for-sale securities were not significant for the three or six month periods ended June 30, 1997 and 1996.

(4)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and is not expected to have a significant impact on the Company's reporting of segment information.

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

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues were $13.5 million for the quarter ended June 30, 1997 as compared to $6.9 million for the comparable 1996 quarter, representing an increase of 95.8%. Total net revenues were $25.8 million for the six months ended June 30, 1997, an increase of 103.0% as compared to $12.7 million for the same period a year ago. The Company's revenues are principally derived from software licenses and fees for services, which are generally charged separately. Revenues are recorded net of reserves for potential product returns and credit losses, neither of which have been significant to date. In the three- and six-month periods ended June 30, 1997 and 1996, 5% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its operations outside of the United States and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance, and there can be no assurance that such expansion will be successful.

         LICENSE REVENUES. License revenues were $7.8 million for the quarter ended June 30, 1997 as compared to $4.3 million for the comparable 1996 quarter. License revenues for the six-month period ended June 30, 1997 were $14.9 million as compared to $8.2 million for the comparable period in 1996. The increases in license revenues were attributable to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce, revenues from the Company's Electronic Banking System (introduced in September 1996), and expansion of the Company's field sales force and indirect distribution channels. The prices of the Company's licenses have remained relatively constant during the comparable periods of 1997 and 1996. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

         SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $5.7 million for the quarter ended

June 30, 1997 as compared to $2.6 million for the comparable 1996 quarter. Services and other revenues for the six months ended June 30, 1997 were $10.9 million as compared to $4.6 million for the comparable period of 1996. Services and other revenues increased as a percentage of total net revenues to 42.3% for the quarter ended June 30, 1997, from 38.2% for the quarter ended June 30, 1996, and increased to 42.2% for the six months ended June 30, 1997 from 35.8% for the comparable 1996 period. The increases in services and other revenues in absolute dollars and as a percentage of revenues occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support, training and installation services associated with the increased volume of licenses of the Company's software. Consulting services primarily are contracted for under time and material arrangements. The Company does not expect historical growth rates of its services revenues to be sustainable in the future. To the extent services and other revenues is a higher percentage of total net revenues, overall gross profit margins may be adversely impacted.

COST OF REVENUES

         COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $205,000 and $110,000 for the quarters ended June 30, 1997 and 1996, representing 2.6% of the related license revenues for each quarter. Cost of license revenues was $336,000 for the six months ended June 30, 1997 as compared to $200,000 for the comparable 1996 period, representing 2.2% and 2.4% of the related license revenues for the respective periods. If the Company were required to obtain licenses from third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly.

         COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $4.3 million and $2.2 million for the quarters ended June 30, 1997 and 1996, representing 74.6% and 83.2% of the related services and other revenues for the respective quarters. Cost of services and other revenues was $8.7 million for the six months ended June 30, 1997 as compared to $3.9 million for the comparable 1996 period, representing 79.3% and 86.6% of the related services and other revenues for the respective periods. The increases in absolute dollars for the comparable quarterly periods were due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The cost of services and other revenues as a percentage of services and other revenues may vary between periods due to the mix of services provided by the Company and to varying levels of expenditures to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

PRODUCT DEVELOPMENT

         Product development expenses were $2.5 million and $1.3 million, or 18.5% and 19.3% of total net revenues, for the quarters ended June 30, 1997 and 1996, respectively. Product development expenses were $4.6 million and $2.5 million, or 17.8% and 19.4% of total net revenues, for the six-month periods ended June 30, 1997, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increases in absolute dollars for the comparable periods were attributable primarily to increased staffing related to development of application products, the development of a version of Electronic Workforce to run on Windows NT, and ongoing enhancements to Electronic Workforce. The reductions in product development expenses as a percentage of total net revenues from 1996 to 1997 were due primarily to the growth in total net revenues. The Company believes that significant investments in product development are required to remain competitive. As a result, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels. The failure to develop and introduce Windows NT versions of its products on a timely basis would have a material adverse affect on the Company's business and results of operations.

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

SALES AND MARKETING

         Sales and marketing expenses were $5.0 million and $3.5 million, or 36.6% and 50.2% of total net revenues, for the quarters ended June 30, 1997 and 1996, respectively. Sales and marketing expenses were $9.5 million and $6.4 million, or 36.7% and 50.5% of total net revenues, for the six-month periods ended June 30, 1997 and 1996, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increases in absolute dollars for the comparable periods were due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The reductions in sales and marketing expenses as a percentage of total net revenues were due primarily to the growth in total net revenues. The Company expects to continue to expand its field sales and marketing efforts, its third party value added reseller ("VAR") distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. In addition, sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1.2 million and $629,000, or 8.5% and 9.1% of total net revenues, for the quarters ended June 30, 1997 and 1996, respectively. General and administrative expenses were $2.2 million and $1.1 million, or 8.4% and 8.9% of total net revenues, for the six months ended June 30, 1997 and 1996, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increases in absolute dollars for the comparable periods were attributable primarily to the addition of staff, increased costs associated with expansion of information systems to support the growth of the Company's business and increased costs to take on the additional responsibilities associated with being a public company. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenditures will increase in absolute dollars in the future.

INTEREST INCOME, NET

         Interest income, net was $502,000 and $351,000 for the quarters ended June 30, 1997 and 1996, respectively. Interest income, net for the six months ended June 30, 1997 and 1996 was $994,000 and $402,000, respectively. The increases from 1996 to 1997 were due primarily to increases in average investment balances as a result of the investment of the proceeds from the Company's initial public offering in May 1996.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $76,000 and $6,000 for the quarters ended June 30, 1997 and 1996, respectively. The provision for income taxes was $129,000 and $8,000 for the six months ended June 30, 1997 and 1996, respectively. For the three and six months ended June 30, 1997, income taxes have been provided based upon an estimated annualized effective tax rate of 8% applied to earnings for the period, primarily reflecting the benefit of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through April 1996, the Company financed its operations and met its capital expenditure requirements primarily through the private sales of preferred stock, totaling $24.1 million. On May 2, 1996, the Company completed its initial public offering of 2,875,000 shares of its common stock at a price of $15.00 per share. Proceeds to the Company from this offering were approximately $38.9 million, net of underwriting discounts and other offering costs. At June 30, 1997, the Company's cash, cash equivalents and short-term investments (short-term, interest-bearing, investment-grade securities) totaled $42.9 million.

         At June 30, 1997, the Company also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1997 and contains certain financial covenants, with which the Company was in compliance. Borrowings accrue interest at the bank's prime rate. As of June 30, 1997, there were no borrowings outstanding under this line of credit.

         For the six months ended June 30, 1997, operating activities used cash of $691,000, resulting primarily from an increase in accounts receivable, partially offset by net income and depreciation and amortization. Investing activities used cash of $6.9 million for the net purchase of $4.4 million in short-term investments and the purchase of $2.4 million in property and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. Net cash generated from financing activities of $1.2 million was related primarily to proceeds from the issuance of the Company's common stock through its Employee Stock Purchase Plan and stock option exercises.

         At June 30, 1997, the Company's working capital was $45.7 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under its operating and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, the Company's expected mix of revenues, expected gross margins on services and other revenues, certain expected operating expense levels and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The revenue levels, results of operations and growth rates achieved during the quarter and six months ended June 30, 1997 are not necessarily indicative of the results that may be achieved in any future period. There can be no assurance that the Company will sustain profitability or experience growth in revenues in any future quarter. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, fund greater levels of product development, broaden its consulting services and customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

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

         In March 1996, the Company received a letter from Syntellect Technology Corporation ("Syntellect") inviting the Company to negotiate a license of certain of Syntellect's patents. Since then, Syntellect has called additional Syntellect patents to the Company's attention. Based on its investigation of the patents referenced in Syntellect's letter, the Company believes that it has substantial arguments that it does not violate any valid claims of the Syntellect patents.

         In April 1996, the Company received a letter from Lucent Technologies Inc. ("Lucent") inviting the Company to negotiate a license of Lucent's patents. Since then, Lucent has asserted that it believes that certain of the Company's products infringe certain of Lucent's patents and has offered to license those patents to the Company for a substantial payment. Lucent and the Company are discussing Lucent's assertions. Lucent is examining other patents it holds to determine whether to make further assertions to the Company. Based on its investigation of the patents referenced in Lucent's April 1996 letter, the Company believes that it has substantial arguments that it does not violate any valid claims of such Lucent patents.

         There can be no assurance, however, that the Company will not be found to infringe any of the patents identified by Syntellect or Lucent. If the Company is required to seek licenses on any of these patents, there can be no assurance that the costs associated with such licenses, if available, would not have a material adverse effect on the Company's business, financial condition or results of operations. In the event that the Company cannot come to an agreement with these parties, the Company may be drawn into litigation with such parties. There can be no assurance that the costs associated with participating in or settling such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations. In the future, the Company may receive additional communications from these or other parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their property rights. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: demand for and market acceptance of application products; the Company's ability to deliver on time, and market acceptance of, new products or upgrades of existing products; customer order deferrals in anticipation of new products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; changes in the mix of distribution channels through which the Company's products are offered; competitive conditions in the industry; risks associated with global operations; general economic conditions; and the "Business Risks" listed from time to time in reports that the Company files with the U.S. Securities and Exchange Commission, including but not limited to the Company's Form 10-K for the fiscal year ended December 31, 1996.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

-------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Company held its Annual Meeting of Stockholders on May 8,
                  1997.

         (b)      The Company's stockholders voted upon the following matters:

                (i) Election of directors. All nominees were elected, with the votes indicated below:

                    Name                                      Votes For        Votes Withheld
                    ----                                      ---------        --------------
                    Jeffrey M. Crowe                         13,935,714                18,554
                    Stephen M. Berkley                       13,935,714                18,554
                    Tench Coxe                               13,935,364                18,904
                    Stewart A. Schuster                      13,935,364                18,904

                (ii) Approval of an amendment to the 1996 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,300,000 shares, from 1,000,000 shares to 2,300,000 shares. 9,523,012 votes were cast in favor of the amendment, 2,320,128 votes were cast against and zero votes were withheld; there were 4,873 abstentions and 2,106,255 broker non-votes.

                (iii) Approval of an amendment to the 1996 Employee Stock
                      Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares, from 300,000 shares to 600,000 shares. 11,785,204 votes were cast in favor of the amendment, 80,889 votes were cast against and zero votes were withheld; there were 10,548 abstentions and 2,077,627 broker non-votes.

                (iv) Ratification of selection of independent auditors. The stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending December 31, 1997. 13,929,979 votes were cast in favor of the amendment, 13,950 votes were cast against and zero votes were withheld; there were 10,339 abstentions and zero broker non-votes.


ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibits are being filed as part of this Report:

                  10.02    Registrant's 1996 Equity Incentive Plan and related documents (1)

                  10.03    Registrant's Directors Stock Option Plan and related documents

                  10.04    Registrant's 1996 Employee Stock Purchase Plan (2)

                  11.01    Statement of Net Income (Loss) Per Share

                  27.01    Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No report on Form 8-K has been filed for the quarterly period ended June 30, 1997.


-------------------


         (1) Incorporated by reference to Exhibit 4.03 to Registrant's Registration Statement on Form S-8 (No. 333-31833), filed on July 22, 1997.

         (2) Incorporated by reference to Exhibit 4.04 to Registrant's Registration Statement on Form S-8 (No. 333-31833), filed on July 22, 1997.

-------------------------------------------------------------------------------

SIGNATURES

-------------------------------------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          EDIFY CORPORATION




Date: August 13, 1997     By:    /s/  Stephanie A. Vinella
                                 ----------------------------
                                 Stephanie A. Vinella
                                 Vice President of Finance and Administration,
                                 Chief Financial Officer and Secretary

-------------------------------------------------------------------------------

EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX

-------------------------------------------------------------------------------



                  EXHIBITS


10.03             Registrant's Directors Stock Option Plan and related documents

11.01             Statement of Net Income (Loss) Per Share

27.01             Financial Data Schedule