Form 10-Q
period 1997-09-30
EDIFY CORP
filed 1997-11-14
CIK 879898

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                       ---------------------------------
                                 (408) 982-2000
              (Registrant's telephone number, including area code)

                       ---------------------------------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)   Yes   X     No
                                    -----     ----


As of September 30, 1997, there were 16,525,425 shares of the Registrant's common stock outstanding.


================================================================================

EDIFY CORPORATION
FORM 10-Q
INDEX


                                                                                 PAGE
PART I         FINANCIAL INFORMATION                                            NUMBER
ITEM 1:        Financial Statements

               Condensed Balance Sheets as of September 30, 1997 and December
                  31, 1996....................................................     3

               Condensed Statements of Operations for the three and nine
                  months ended September 30, 1997 and 1996....................     4

               Condensed Statements of Cash Flows for the nine months ended
                  September 30, 1997 and 1996.................................     5

               Notes to Condensed Financial Statements........................     6

ITEM 2:        Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     8

ITEM 3:        Quantitative and Qualitative Disclosures About Market Risk.....    16


PART II        OTHER INFORMATION

ITEM 1:        Legal Proceedings..............................................    16

ITEM 2:        Changes in Securities..........................................    16

ITEM 3:        Defaults Upon Senior Securities................................    16

ITEM 4:        Submission of Matters to a Vote of Security Holders............    16

ITEM 5:        Other Information..............................................    16

ITEM 6:        Exhibits and Reports on Form 8-K...............................    16

               Signatures.....................................................    17


PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                EDIFY CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                           1997            1996
                                                      ---------------  -------------
                                                        (UNAUDITED)       (AUDITED)
                        ASSETS
Current assets:
   Cash, cash equivalents and short-term investments      $ 43,662      $ 44,840
   Accounts receivable, net .........................       13,851         8,837
   Prepaid expenses and other current assets ........        1,502         1,020
                                                          --------      --------

        Total current assets ........................       59,015        54,697
Property and equipment, net .........................        6,936         5,790
Other assets ........................................          234           234
                                                          --------      --------

        Total assets ................................     $ 66,185      $ 60,721
                                                          ========      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .................................     $  1,193      $  1,544
   Current installments of capital lease obligations           414           404
   Accrued expenses .................................        5,469         5,128
   Unearned revenue .................................        4,447         3,751
                                                          --------      --------
        Total current liabilities ...................       11,523        10,827
                                                          --------      --------
Capital lease obligations, excluding current
   installments ....................................           449           707
Commitments and contingencies
Stockholders' equity:
   Common stock .....................................           16            16
   Additional paid-in capital .......................       66,480        64,208
   Deferred compensation and other ..................         (244)         (445)
   Accumulated deficit ..............................      (12,039)      (14,592)
                                                          --------      --------
        Total stockholders' equity ..................       54,213        49,187
                                                          --------      --------
        Total liabilities and stockholders' equity ..     $ 66,185      $ 60,721
                                                          ========      ========



See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA: UNAUDITED)


                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                            ----------------------     ---------------------
                                              1997         1996           1997        1996
                                            ---------    ---------     ---------    --------
Net revenues:
  License .............................     $  8,742     $  5,356      $ 23,681     $ 13,532
  Services and other ..................        5,478        3,705        16,386        8,259
                                            --------     --------      --------     --------
    Total net revenues ................       14,220        9,061        40,067       21,791
Cost of license revenues ..............          162          138           498          338
Cost of services and other revenues ...        4,136        3,026        12,787        6,968
                                            --------     --------      --------     --------
    Gross profit ......................        9,922        5,897        26,782       14,485
                                            --------     --------      --------     --------
Operating expenses:
  Product development .................        2,721        1,527         7,330        3,997
  Sales and marketing .................        5,329        4,022        14,803       10,450
  General and administrative ..........        1,160          845         3,342        1,980
                                            --------     --------      --------     --------
    Total operating expenses ..........        9,210        6,394        25,475       16,427
                                            --------     --------      --------     --------
    Income (loss) from operations .....          712         (497)        1,307       (1,942)
Interest income, net ..................          476          534         1,470          936
                                            --------     --------      --------     --------
    Income (loss) before income taxes .        1,188           37         2,777       (1,006)
Provision for income taxes ............           95           --           224            8
                                            --------     --------      --------     --------
    Net income (loss) .................     $  1,093     $     37      $  2,553     $ (1,014)
                                            ========     ========      ========     ========
Net income (loss) per share ...........     $   0.06     $   0.00      $   0.14     $  (0.07)
                                            ========     ========      ========     ========
Shares used in computing net income
  (loss) per share ....................       18,137       18,000        18,011       14,921
                                            ========     ========      ========     ========

See notes to condensed financial statements.

                                EDIFY CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS: UNAUDITED)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -------------------------------
                                                                             1997          1996
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .................................................     $  2,553      $ (1,014)

   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization ...................................        2,332         1,040

     Provision for returns and doubtful accounts .....................          589           888

     Amortization of deferred compensation ...........................          201           349

     Changes in operating assets and liabilities:
       Accounts receivable ...........................................       (5,603)       (2,677)

       Prepaid expenses and other current assets .....................         (482)         (599)

       Accounts payable ..............................................         (351)          407

       Accrued expenses ..............................................          341         1,640

       Unearned revenue ..............................................          696         1,341
                                                                           --------      --------

         Net cash provided by operating activities ...................          276         1,375
                                                                           --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment, net ..........................       (3,443)       (3,331)

   Purchases of short-term investments ...............................       (6,391)      (19,418)

   Sales and maturities of short-term investments ....................       11,999        15,913

   Other assets ......................................................           --          (144)
                                                                           --------      --------

         Net cash provided by (used in) investing activities .........        2,165        (6,980)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under capital lease obligations ................         (283)         (291)

   Net proceeds from issuance of common stock ........................        2,272        39,019
                                                                           --------      --------

         Net cash provided by financing activities ...................        1,989        38,728
                                                                           --------      --------

Increase in cash and cash equivalents ................................        4,430        33,123

Cash and cash equivalents at beginning of period .....................       33,704         1,182
                                                                           --------      --------

Cash and cash equivalents at end of period ...........................     $ 38,134      $ 34,305
                                                                           ========      ========


Supplemental schedule of cash flow information:
   Cash paid during the period for interest ..........................     $     93      $     95

   Cash paid during the period for taxes .............................     $     87      $      8

Supplemental schedule of noncash investing and financing activities:
   Property and equipment acquired under capital lease obligations....     $     35      $    605

   Accrual of stock option deferred compensation .....................     $     --      $    303



See notes to condensed financial statements.

                                EDIFY CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1997. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)     NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive).

        For the nine months ended September 30, 1996, net loss per share is computed based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options (under the treasury stock method, if dilutive) and preferred stock outstanding (on an "as if converted" basis, even if antidilutive). In accordance with certain SEC Staff Accounting Bulletins, this computation includes all common and common equivalent shares (using the treasury stock method) issued within 12 months of the Company's initial public offering on May 2, 1996 as if they were outstanding for all periods prior to the initial public offering using the initial public offering price.

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

(3)     INVESTMENTS

        Under the provisions of SFAS No. 115, debt and equity securities classified as available-for-sale securities for which cost approximated market value as of September 30, 1997 and December 31, 1996, with maturities generally within one year, consisted of the following (in thousands):

                               SEPTEMBER 30, DECEMBER 31,
                                  1997        1996
                                 -------     -------
Government agency securities     $ 9,840     $ 8,374
Commercial paper ...........      10,296       8,172
Corporate bonds ............       1,376       4,058
                                 -------     -------
                                 $21,512     $20,604
                                 =======     =======

Gains and losses from sales of available-for-sale securities were not significant for the three or nine month periods ended September 30, 1997 and 1996.

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

        Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997, and the Company has not yet determined the impact of adopting its disclosure requirements.

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

RESULTS OF OPERATIONS

NET REVENUES

        Total net revenues were $14.2 million for the quarter ended September 30, 1997 as compared to $9.1 million for the comparable 1996 quarter, representing an increase of 56.9%. Total net revenues were $40.1 million for the nine months ended September 30, 1997, an increase of 83.9% as compared to $21.8 million for the same period a year ago. The Company's revenues are principally derived from software licenses and fees for services, which generally are charged separately. Revenues are recorded net of reserves for potential product returns and credit losses, neither of which have been significant to date. In the three- and nine-month periods ended September 30, 1997 and 1996, 5% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its operations outside of the United States and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance, and there can be no assurance that such expansion will be successful.

        LICENSE REVENUES. License revenues were $8.7 million for the quarter ended September 30, 1997 as compared to $5.4 million for the comparable 1996 quarter. License revenues for the nine-month period ended September 30, 1997 were $23.7 million as compared to $13.5 million for the comparable period in 1996. The increases in license revenues were attributable to several factors, including an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce and Electronic Banking System, generally higher prices of Electronic Banking System licenses as compared with Electronic Workforce, revenues from Employee Service System (introduced in June
1997), and expansion of the Company's field sales force and indirect distribution channels. The prices of the Company's Electronic Workforce licenses have remained relatively constant during the comparable periods of 1997 and 1996. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

        SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $5.5 million for the quarter ended September 30, 1997 as compared to $3.7 million for the comparable 1996 quarter. Services and other revenues for the nine months ended September 30, 1997 were $16.4 million as compared to $8.3 million for the comparable period of 1996. Services and other revenues as a percentage of total net revenues decreased to 38.5% for the quarter ended September 30, 1997, from 40.9% for the quarter ended September 30, 1996, and increased to 40.9% for the nine months ended September 30, 1997 from 37.9% for the comparable 1996 period. The increases in services and other revenues in absolute dollars, and as a percentage of total net revenues for the comparable nine-month periods, occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support, training and installation services associated with the increased volume of licenses of the Company's software. The decrease in services and other revenues as a percentage of total net revenues for the three-month period resulted primarily from the dedication of personnel to non-revenue generating services and training related to the development of versions of the Company's software for the Windows NT operating system, as well as proportionately higher license revenues associated with sales of the application products. Consulting services primarily are contracted for under time and material arrangements. The Company does not believe that the historical growth rates of services revenues will be sustainable or are indicative of future results. To the extent services and other revenues is a higher percentage of total net revenues, overall gross profit margins may be adversely impacted.

COST OF REVENUES

        COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $162,000 and $138,000 for the quarters ended September 30, 1997 and 1996, representing 1.9% and 2.6% of the related license revenues for the respective quarters. Cost of license revenues was $498,000 for the nine months ended September 30, 1997 as compared to $338,000 for the comparable 1996 period, representing 2.1% and 2.5% of the related license revenues for the respective periods. The decrease in cost of license revenues as a percentage of license revenues from 1996 to 1997 was due to increased license revenues coupled with decreased material costs. If the Company were required to obtain licenses from third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly.

        COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $4.1 million and $3.0 million for the quarters ended September 30, 1997 and 1996, representing 75.5% and 81.7% of the related services and other revenues for the respective quarters. Cost of services and other revenues was $12.8 million for the nine months ended September 30, 1997 as compared to $7.0 million for the comparable 1996 period, representing 78.0% and 84.4% of the related services and other revenues for the respective periods. The increases in absolute dollars for the comparable quarterly periods were due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The cost of services and other revenues as a percentage of services and other revenues may vary between periods due to the amount and mix of services provided by the Company and to varying levels of expenditures to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

PRODUCT DEVELOPMENT

        Product development expenses were $2.7 million and $1.5 million, or 19.1% and 16.9% of total net revenues, for the quarters ended September 30, 1997 and 1996, respectively. Product development expenses were $7.3 million and $4.0 million for the nine-month periods ended September 30, 1997 and 1996, representing 18.3% of total net revenues for each period. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increases in absolute dollars for the comparable periods, as well as the increase in the percentage of total net revenues for the three-month period, were attributable primarily to increased staffing related to the development of versions of the Company's software to run on Windows NT, development of application products and ongoing enhancements to Electronic Workforce. The Company believes that significant investments in product development are required to remain competitive. As a result, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels. The failure to develop and introduce Windows NT versions of the application products on a timely basis would have a material adverse affect on the Company's business and results of operations.

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

SALES AND MARKETING

        Sales and marketing expenses were $5.3 million and $4.0 million, or 37.5% and 44.4% of total net revenues, for the quarters ended September 30, 1997 and 1996, respectively. Sales and marketing expenses were $14.8 million and $10.5 million, or 36.9% and 48.0% of total net revenues, for the nine-month periods ended September 30, 1997 and 1996, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increases in absolute dollars for the comparable periods were due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The reductions in sales and marketing expenses as a percentage of total net revenues were due primarily to the growth in total net revenues. The Company expects to continue to expand its field sales and marketing efforts, its third party value added reseller ("VAR") distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. In addition, sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses were $1.2 million and $845,000, or 8.2% and 9.3% of total net revenues, for the quarters ended September 30, 1997 and 1996, respectively. General and administrative expenses were $3.3 million and $2.0 million, or 8.3% and 9.1% of total net revenues, for the nine months ended September 30, 1997 and 1996, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increases in absolute dollars for the comparable periods were attributable primarily to the addition of staff and increased costs associated with expansion of information systems to support the growth of the Company's business. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenditures will increase in absolute dollars in the future.

INTEREST INCOME, NET

        Interest income, net was $476,000 and $534,000 for the quarters ended September 30, 1997 and 1996, respectively. Interest income, net for the nine months ended September 30, 1997 and 1996 was $1.5 million and $936,000, respectively. The decrease from 1996 to 1997 for the comparable three-month period was due primarily to lower interest rates. The increase for the comparable nine-month period was due primarily to increases in average investment balances as a result of the investment of the proceeds from the Company's initial public offering in May 1996.

PROVISION FOR INCOME TAXES

        The provision for income taxes was $95,000 and $0 for the quarters ended September 30, 1997 and 1996, respectively. The provision for income taxes was $224,000 and $8,000 for the nine months ended September 30, 1997 and 1996, respectively. For the three and nine months ended September 30, 1997, income taxes have been provided based upon an estimated annualized effective tax rate of 8% applied to earnings for the period, primarily reflecting the benefit of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through April 1996, the Company financed its operations and met its capital expenditure requirements primarily through the private sales of preferred stock, totaling $24.1 million. On May 2, 1996, the Company completed its initial public offering of 2,875,000 shares of its common stock at a price of $15.00 per share. Proceeds to the Company from this offering were approximately $38.9 million, net of underwriting discounts and other offering costs. At September 30, 1997, the Company's cash, cash equivalents and short-term investments (short-term, interest-bearing, investment-grade securities) totaled $43.7 million.

        At September 30, 1997, the Company also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1997 and contains certain financial covenants, with which the Company was in compliance. Borrowings accrue interest at the bank's prime rate. As of September 30, 1997, there were no borrowings outstanding under this line of credit.

        For the nine months ended September 30, 1997, operating activities provided cash of $276,000, resulting primarily from increases in net income and depreciation and amortization, partially offset by an increase in accounts receivable. Investing activities provided cash of $2.2 million from the net sale of $5.6 million in short-term investments, partially offset by the purchase of $3.4 million in property and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. Net cash generated from financing activities of $2.0 million was related primarily to proceeds from the issuance of the Company's common stock through its Employee Stock Purchase Plan and stock option exercises.

        At September 30, 1997, the Company's working capital was $47.5 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under its operating and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, the Company's expected mix of revenues, expected gross margins on license revenues and services and other revenues, certain expected operating expense levels and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The revenue levels, results of operations and growth rates achieved during the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results that may be achieved in any future period. There can be no assurance that the Company will sustain profitability or experience growth in revenues in any future quarter. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, expand its international operations, fund greater levels of product development, broaden its consulting services and customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

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

        The Company's future success will depend on its ability to design, develop, test, sell and support new software products and enhancements of current products on a timely basis in response to changing customer needs, competition, technological developments and emerging industry standards. As of September 30, 1997, all versions of the Company's software products ran on IBM Corporation's OS/2 operating system. The Company believes that some potential customers will not license the Company's products that run on the OS/2 operating system. Accordingly, in October, 1997, the Company released Electronic Workforce Release 5, which operates on the Microsoft Windows NT operating system. The Company also is developing versions of its applications products for Windows NT. There can be no assurance that Electronic Workforce Release 5 will achieve customer acceptance. In addition, it is possible that the Company's intention to develop Windows NT-based versions of its application products will cause potential customers to defer or forgo purchases of current or future versions of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend upon the timely and successful completion of these products with an adequate level of performance and functionality. There can be no assurance that the Company will be successful in developing, on a timely basis or at all, fully functional Windows NT-based versions of its application products or that such versions, if developed, will achieve customer acceptance. Failure by the Company to develop Windows NT-based versions successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

        In March 1996, the Company received a letter from Syntellect Technology Corporation ("Syntellect") inviting the Company to negotiate a license of certain of Syntellect's patents. Since then, Syntellect has called additional Syntellect patents to the Company's attention. Based on its investigation of the patents referenced in Syntellect's March 1996 letter, the Company believes that it has substantial arguments that it does not violate any valid claims of such Syntellect patents.

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

        An integral part of the Company's strategy is to develop multiple distribution channels, including a field sales force, VARs and OEMs. The Company intends to increase its reliance on third-party distribution partners in the future. The Company is expending and intends to continue to expend significant resources to develop the VAR channel. VARs and OEMs are not, however, subject to any minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain VARs and OEMs may offer competing products that they produce or that are produced by third parties. There can be no assurance that the Company's existing VARs will continue to provide the level of services and technical support necessary to provide a complete self service solution to the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of VARs, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new VARs with the technical, industry and application expertise required to market the Company's products successfully in the future could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is successful in increasing its sales through VARs, those sales will be at discounted rates, and revenue to the Company for each such sale will be less than if the Company had licensed the same products to the customer directly.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


        (a) The following exhibits are being filed as part of this Report:

               11.01  Statement of Net Income (Loss) Per Share

               27.01  Financial Data Schedule

        (b) Reports on Form 8-K:

               No report on Form 8-K has been filed for the quarterly period ended September 30, 1997.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EDIFY CORPORATION




Date: November 13, 1997       By:   /s/  Stephanie A. Vinella
                                  ---------------------------
                                   Stephanie A. Vinella
                                   Vice President of Finance and Administration, Chief Financial Officer and Secretary

EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX


               EXHIBITS


11.01          Statement of Net Income (Loss) Per Share

27.01          Financial Data Schedule