Form 10-K
period 1997-12-31
EDIFY CORP
filed 1998-03-30
CIK 879898

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

          Title or Class                    Name of exchange on which registered
-------------------------------------       ------------------------------------
   COMMON STOCK, $0.001 PAR VALUE                NASDAQ NATIONAL MARKET SYSTEM

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 27, 1998, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $238,556,424.

As of February 27, 1998, there were 16,785,778 shares of the Registrant's Common Stock outstanding.

Part III incorporates by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.

================================================================================

                                TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
PART I..............................................................................................1
        Item 1.   Business..........................................................................1
        Item 2.   Properties.......................................................................12
        Item 3.   Legal Proceedings................................................................12
        Item 4.   Submission of Matters to a Vote of Security Holders..............................12
        Item 4A.  Executive Officers of the Registrant.............................................13

PART II............................................................................................14
        Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters.........14
        Item 6.   Selected Financial Data..........................................................15
        Item 7.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .............................................17
        Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.......................24
        Item 8.   Financial Statements and Supplementary Data......................................24
        Item 9.   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .............................................24

PART III...........................................................................................24
        Item 10.  Directors and Executive Officers of the Registrant...............................24
        Item 11.  Executive Compensation...........................................................25
        Item 12.  Security Ownership of Certain Beneficial Owners and Management...................25
        Item 13.  Certain Relationships and Related Transactions...................................25

PART IV............................................................................................25
        Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K..................25

SIGNATURES.........................................................................................41

INDEX TO EXHIBITS..................................................................................42


  This Report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, matters relating to proprietary rights, competition and facilities needs and other statements regarding matters that are historical are forward-looking statements.

  Forward-looking statements are subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in Item 7 under the heading "Business Risks," as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report.


Edify and Electronic Workforce are registered trademarks, and Electronic Banking System and Employee Service System are trademarks, of Edify Corporation. All other company or product names may be trademarks of their respective owners.

PART I

ITEM 1. BUSINESS

   Edify Corporation ("Edify" or the "Company") is a leading supplier of self service solutions that enable organizations to deploy automated services accessed by customers and employees via the Internet, corporate intranets and the telephone. The Company's software addresses the growing need for organizations to automate, integrate and personalize interactions with customers and employees, yielding stronger, more profitable relationships. Edify's self service solutions also enable organizations to contain costs, to capitalize on emerging interactive media, and to leverage investments in enterprise systems and communications infrastructure. Over the past six years, Edify has licensed its Electronic Workforce application development and runtime platform to over 900 customers for custom development of web and telephone self service applications such as bank account inquiries and employee benefit enrollments. In the last two years, the Company introduced two software application products, the Electronic Banking System ("EBS") and the Employee Service System ("ESY"), as part of its strategy to establish leadership in the market for self service applications in the financial services and human resources market segments.

   Edify's Electronic Workforce is a full-featured, scalable and flexible application development and runtime system that enables organizations to create and deploy custom self service applications through which users can conveniently and easily obtain access to a broad range of valuable information and services. Electronic Workforce's object-oriented architecture allows the incorporation of multiple media, enabling service applications through web browsers, telephones, facsimiles, electronic mail and alphanumeric pagers. It also facilitates interaction with information content assembled from a variety of sources, including mainframe and client-server applications and relational databases. Electronic Workforce also includes a "visual" development environment that enables rapid development and adaptation of self service applications without writing lines of code.

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

INDUSTRY BACKGROUND

   In today's highly competitive global marketplace, customers and employees are increasingly demanding faster, more convenient and more interactive access to information and services. Competitive pressures are driving businesses to increase the quality of such services while containing costs. The delivery of richer, more cost-effective services has become critical in differentiating a company's product or service offerings and expanding its market share. While traditional information and automation systems have focused primarily on increasing the efficiency of core business operations, new opportunities exist to employ available and emerging technologies to automate and enhance an organization's interactions with its customers and employees.

   Organizations traditionally have used trained service representatives to bridge the gap between customers and employees and the enterprise information systems that store and process account, employment, shipment or other information. Service representatives perform multiple functions, including receiving inquiries from customers or employees, using enterprise software applications to extract relevant information, implementing company policies and communicating responses to the inquiries. Reliance on people to perform these service functions is expensive and has inherent limitations in terms of scalability, flexibility and reliability. Labor costs tend to grow proportionately with increased demands for service, and the quality of service becomes more difficult to maintain as the number of service representatives increases. In addition, the time required to hire and train service personnel limits the speed with which organizations can respond to increasing customer demands or to new competitive service offerings. The solution to these service demands and challenges is to use technology to enable customers and employees to serve themselves through automated "self service" applications that provide direct and interactive access to enterprise information and services.

THE EVOLUTION OF SELF SERVICE

   Self service applications have expanded rapidly over the last two decades as end users have become increasingly comfortable with self service and as new technologies have broadened end-user access to automated services and increasingly have enabled the development of full-featured applications. Each new technology has expanded the scope of self service applications rather than supplanted the earlier technologies. The evolution of these technologies and applications can be viewed in phases.

   ACCEPTANCE PHASE. During the 1970s, automated teller machines ("ATMs") were an initial proving ground for the economic benefits and consumer acceptance of self service. ATMs not only provide the benefits of better customer service but also reduce the need for banks to build, staff and maintain expensive branch offices.

   CONVENIENCE PHASE. During the 1980s, the availability of toll-free telephone service and touch-tone dialing provided an infrastructure that permitted self service over the telephone. This infrastructure has been exploited using voice processing technology and standalone interactive voice response ("IVR") systems. IVR systems, often operating in large call centers, provide convenient 24-hour access to information and services through touch-tone telephones, facsimile machines or alphanumeric pagers. Popular telephone self service applications include telephone banking, employee benefit enrollment, university student course registration and verification of customer order and shipment status. While telephone self service has continued to gain acceptance and grow due to the ubiquity of touch-tone telephones, Edify believes that the inherent user interface limitations of the telephone, such as the lack of a visual display and the small number of touch-tone keys, have limited the development of a larger self service automation market.

   In recent years, the development of the web/intranet infrastructure has enabled users of personal computers operating web browser software to access and interact with a broad range of information sources, independent of physical location and underlying computer design. The web/intranet infrastructure shares many attributes of the telephone: widespread connectivity, widespread access to service and a simple, easy-to-use interface. Web browsers, however, offer advantages over the telephone, including a visual user interface, keyboard input and extensive support for alphanumeric, audio, video and text information types. Organizations are rapidly adopting web browser and server software for both external customer communications via the Internet and internal employee communications via corporate intranets. The proliferation of telephone-based self service solutions, as well as the emergence of web-based self service solutions, has provided end users with convenient "anytime, anywhere" access to information and services, resulting in improved customer service and greater customer satisfaction.

   MASS CUSTOMIZATION PHASE. As technologies continue to advance for both telephone- and web-based solutions, organizations will be able to deploy increasingly sophisticated self service applications. For example, organizations now can provide services for particular users or groups of users, utilizing information that the organization has accumulated about its individual customers, employees and suppliers. The Company believes that end users will demand that these services become increasingly personalized so they can take ownership of their own service needs. Organizations that offer these capabilities should be able to build and maintain stronger relationships with their constituencies.

   The evolution from the "convenience" phase to the "mass customization" phase is complicating the self service infrastructure within the enterprise. Today, the self service landscape is comprised primarily of disjointed solutions which provide a single point of access to a single source of data. These point solutions result in duplicate connections to the enterprise systems in the back office, inconsistent interfaces for the customer and high maintenance costs. Point solutions also fail to provide a unified base of customer contact information with which customer service can be delivered regardless of media and contact point. There is an increasing need for integrated solutions supporting multiple media and aggregating data from the many islands of information in the enterprise. Such solutions enable end users to access any information via any media and are easier to create and maintain. At the same time, these solutions must incorporate the necessary flexibility, scalability and reliability to be capable of supporting sophisticated self service applications.

THE EDIFY SOLUTION

   Edify's self service software solutions provide the following benefits:

   PERSONALIZED, FEATURE-RICH SELF SERVICE APPLICATIONS. Edify's software enables organizations to deploy self service applications through which end users can conveniently and easily obtain access to a broad range of valuable information and services. Although an application may require access to information and services on a wide variety of disparate computer systems within the organization, it retrieves the information and presents the services to the end user in a unified, intuitive way. In addition, the architecture of Edify's software enables organizations to provide highly interactive self service applications that can be customized easily for and by the end user. The runtime system provides service functions interactively in response to user inquiries from an on-line personal computer or telephone as well as proactively in response to pre-set parameters. The Company's architecture also allows companies to target particular groups of users with specific services through cross-selling, narrowcasting of content and segmented service by class of user. These "one-to-one" capabilities enhance the value of the self service applications for the end user, thereby developing a stronger, more profitable relationship for the organization.

   ACCESS THROUGH MULTIPLE FRONT-END MEDIA. The object-oriented architecture of Edify's software is designed to provide self service functions through a broad range of communications media, including web browsers, telephones, facsimiles, electronic mail and alphanumeric pagers, either alone or in combination. This design has enabled the Company to provide end users with multiple points of entry to the system and to incorporate new communications media, such as the web browser, as they have emerged to deliver a wider, more useful range of self service functions. In addition, the Company's software provides better, more differentiated types of service by supporting multiple combinations of communications media within the same application. For example, the Company's software allows web users to initiate a direct telephone link to a customer service representative ("CSR") in a call center with a mouse click. The current page being viewed by the user "pops" onto the screen of the CSR, who can shadow the user's movements, thereby communicating more effectively. Edify's multiple media approach enables organizations to uniformly manage customer interactions.

   BROAD INTEGRATION WITH BACK OFFICE ENTERPRISE SYSTEMS AND COMMUNICATIONS MEDIA. In contrast to systems that are designed specifically for standalone web or telephone applications, Edify's software is designed to integrate with a wide variety of computer and telecommunications technologies and products. These include mainframe, client-server and personal computer software applications, relational databases running locally or on distributed networks, web servers, central offices or private branch exchanges ("COs" and "PBXs") and automated call distributors ("ACDs"). In addition, the Company has developed or is developing specific links to systems offered by CheckFree Corporation ("CheckFree"), First Data Corporation, Integrion Financial Network ("Integrion"), Microsoft Corporation ("Microsoft"), M&I Data Services, MSFDC and NCR Corporation ("NCR") in the financial services market and PeopleSoft Inc. ("PeopleSoft") and SAP AG ("SAP") in the human resources market. This broad integration capability enables Edify's solutions to access information from multiple back office systems and to extend the information by assembling rich combinations of content from diverse sources and making them available to end users.

   HIGHLY ADAPTABLE, "VISUALLY" DEVELOPED APPLICATIONS. Electronic Workforce includes an object-oriented visual development environment that enables developers to create and adapt custom self service applications rapidly. By positioning graphical icons on a workspace grid, a developer can define complete self service applications without writing lines of code. The visual development environment allows a developer to build new objects for often-used processes, such as obtaining and preparing information from a particular source, and then to reuse these objects in other applications. In addition to reducing the time to market for new custom applications, the Company believes that the adaptability of its development environment provides substantial cost savings over the life of an application. In addition, the visual customization tools for EBS and ESY enable developers to modify easily the look and feel of the application, define classes of users, segment functionality by user type and establish cross-selling rules and notification services.

   SCALABILITY, RELIABILITY AND SECURITY. Edify's software architecture is designed to provide the high capacity and reliability necessary for large-scale deployment of self service applications. The Company's software operates on one or more networked computer servers allowing customers to expand capacity as the number of applications or users increases. The Company has successfully deployed customer applications with more than 20 networked servers and believes that its architecture is scalable beyond the size of such installed systems. In addition, versions of the Company's software optimized for Microsoft's Windows NT operating system support lightweight threads, message passing and symmetric multiprocessing (SMP) to achieve greater scalability on a single server. Electronic Workforce has been designed with separate subsystems that isolate system faults and can accommodate the loss of one or more networked nodes without affecting service elsewhere in the system. In addition, Electronic Workforce manages security and resource contention in providing access to various enterprise systems and communications media.

THE EDIFY STRATEGY

   The Company's objective is to become the leading provider of enterprise self service software used by organizations to automate, integrate and personalize interactions with customers and employees, yielding stronger, more profitable relationships. Edify's strategy includes the following key elements:

   DEVELOP AND LEVERAGE LEADING TECHNOLOGIES FOR ENTERPRISE SELF SERVICE SOLUTIONS. Edify intends to capitalize on its object-oriented software architecture and visual development technology to extend the capabilities of Electronic Workforce to automate a wide range of service functions. The system architecture of Electronic Workforce enables organizations to create and manage functionally rich, intuitive customer-and employee-oriented services assembled and delivered through the integration of enterprise computer and telecommunications systems. The Company plans to continue to enhance the functionality of its self service solutions and to incorporate new technologies and standards as they evolve to offer more comprehensive solutions and to broaden the market acceptance of these solutions.

   DEVELOP APPLICATION PRODUCTS FOR SPECIFIC MARKET SEGMENTS. Edify's market strategy is to apply its technology and experience in self service solutions to develop application products for certain market segments. As part of this strategy, the Company has introduced fully integrated application products for the financial services and human resources markets, the Electronic Banking

System and the Employee Service System. The Company's application products are designed to leverage its core Electronic Workforce technology and extend it utilizing web, Java and other technologies which address the customization requirements necessary for the applications market. The Company's application products offer a suite of customizable application modules that provide specific self service functions for each target market. This modularity enables organizations to offer the services that meet their particular needs as they evolve over time. The Company is investing in the ongoing development of additional application modules for these products.

   ESTABLISH LEADERSHIP IN THE FINANCIAL SERVICES AND HUMAN RESOURCES MARKETS. While the Company markets its products across multiple markets, it emphasizes two key market segments: customer self service applications within the financial services industry and HR self service applications across multiple industries. The Company is focusing on these segments because they represent a large portion of the self service market and the Company has developed significant expertise in developing solutions for these segments. The Company focuses a significant portion of its sales and marketing activities on these two segments, including the establishment and expansion of distribution or joint marketing relationships with leading technology providers, outsourcers and integrators in each segment. In the financial services market, Edify has established relationships with CheckFree, Hewlett-Packard Company ("HP"), Integrion, Intuit Inc. ("Intuit"), M&I Data Services, Microsoft, NCR, Price Waterhouse LLC ("Price Waterhouse"), Tandem, a Compaq Company ("Tandem") and Transaction Systems Architects, Inc. ("TSA"), among others. In the HR market, the Company has relationships with Cambridge Technology Partners ("CTP"), PeopleSoft, SAP and Watson Wyatt Worldwide ("Watson Wyatt"), among others. In addition, the Company has introduced application suites for the financial services and human resources markets, EBS and ESY. The Company intends to invest significantly in these relationships and products in order to establish leadership in the financial services and human resources markets.

   TARGET LARGE CALL CENTERS. The Company intends to market its Electronic Workforce software to large call centers for telephone-based customer service applications, in addition to its traditional focus on medium-sized call centers. The Company's recently introduced version of Electronic Workforce for the Windows NT operating system supports symmetric multiprocessing (SMP), allowing organizations to scale with improved price-performance and smaller footprint. The Company believes that the increased scalability of Electronic Workforce, combined with its ability to integrate with a variety of access media and enterprise information and communications systems, will enable the Company to more effectively target the large-scale call center market.

   EXPAND DOMESTIC AND INTERNATIONAL DISTRIBUTION. To achieve broad adoption of its self service software, the Company believes that it must continue to pursue multiple distribution channels worldwide. The Company currently distributes products through a combination of field sales and indirect sales channels, including VARs, OEMs, outsourcers and international distributors. In order to facilitate sales of its application products and to leverage its installed base and distribution partners, Edify has established dedicated sales positions for application specialists, major customers and major partners. The Company pursues VARs with vertical market expertise, systems integration experience and geographical diversity. The Company's international distribution strategy is to penetrate key international markets by seeking additional regional distributors and by further developing its existing distributor relationships. Through its distributors, the Company currently has a presence in more than 15 countries. The Company's international expansion currently is focused on Europe, where the Company is investing resources in sales, marketing and technical personnel.

   EXPAND IMPLEMENTATION CAPACITY AND EXPERTISE. The Company seeks to accelerate customer adoption and deployment of self service solutions by expanding its professional services consulting organization and leveraging its partnerships with third party integrators. Through its professional services organization, the Company has established expertise in assisting and training customers to perform integrations of diverse computer and communications systems as well as knowledge of user interface and design and a familiarity with the self service needs of its targeted market segments. The Company intends to continue to expand its professional services organization with experienced consultants who combine technical and application expertise. The Company believes that its professional services organization facilitates the success of its customers' implementations, strengthens its customer relationships and generates valuable feedback that the Company can apply to product enhancements. In addition, the Company has established relationships with third party integrators such as CTP, HP, Price Waterhouse and Watson Wyatt to assist customers with the successful implementation of Edify products. The Company believes these relationships will enable its customers to achieve efficient implementation of its products while decreasing the capacity strain on the Company's professional services organization.

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

MARKETS, CUSTOMERS AND APPLICATIONS

  MARKETS

   The Company targets large organizations where there is a need to process substantial numbers of customer or employee service transactions efficiently. Electronic Workforce is best suited for organizations seeking to offer a variety of functionally rich services that can be rapidly deployed or modified, accessed by customers and employees through multiple communications media, and integrated with existing or new enterprise applications and telecommunications systems. The Company has successfully installed solutions in the banking, consumer goods, energy/utilities, financial services, technology, universities, retail, insurance, telecommunications, healthcare, manufacturing and media sectors, among others. The Company currently participates in two major self service areas: customer self service across a number of industries, with an emphasis on banking and financial services, and employee self service focused on HR applications.

  CUSTOMERS

   As of December 31, 1997, Edify had, directly or indirectly through VARs or distributors, licensed its products to more than 975 customers. The following is a representative list of the Company's direct and indirect customers as of December 31, 1997 that accounted for more than $150,000 in revenue to Edify from January 1, 1996 through December 31, 1997. The Company believes that these customers are typical of the Company's customer base by virtue of the industries they represent and the types of applications they implement using the Company's products. Because the Company generally does not have long-term sales contracts with its customers, however, there can be no assurance that relationships with these or other customers will continue. No single customer accounted for more than 10% of the Company's total revenue in 1997.

 BANKING/FINANCIAL SERVICES            CONSUMER GOODS                      INSURANCE/HEALTHCARE
 --------------------------            --------------                      --------------------

 Alaska USA Federal Credit Union       Bristol-Meyers Squibb Company       Aetna Life & Casualty
 BancAmerica Robertson Stephens        Eastman Kodak Company               American Skandia
 Boeing Employees' Credit Union        Kraft General Foods, Inc.           Empire Blue Cross and Blue Shield
 Busey Bank                            The Upper Deck Company              Independence Blue Cross
 Capital One Services, Inc.            Warner-Lambert Company              SAFECO Corporation
 Chase Manhattan Bank
 Comerica Incorporated                 MANUFACTURING                       TECHNOLOGY
 Dollar Bank                           -------------                       -----------
 Fifth Third Bank
 First American National Bank          Eastman Chemical Company            3Com Corporation
 First National Bank of Omaha          Lockheed Martin Corporation         Applied Materials, Inc.
 First Union Corporation               The Perkin-Elmer Corporation        Hewlett-Packard Company
 FirstBank Data Corporation            United Technologies Corporation,    Oracle Corporation
 Harris Bank                            Pratt & Whitney                    Unisys Corporation
 Janus Capital Corporation             Westinghouse Electric Corporation
 Los Alamos National Bank
 Mercantile Bank National              TELECOMMUNICATIONS                  UNIVERSITIES
  Association                          ------------------                  ------------
 NationsBank Corporation
 Pennsylvania State Employees          Aspect Telecommunications Corp.     Stanford University
  Credit Union                         AT&T Corp.                          University of California, Los Angeles
 Scudder, Stevens & Clark, Inc.        MCI Communications Corp.            University of California, San Diego
 Standard Chartered Bank               Nextel Communications, Inc.         University of Florida
                                       Pacific Telesis Group               University and Community College
                                                                             System of Nevada

  CUSTOMER APPLICATIONS

   Edify's software can be used in many applications, including the following representative applications:

   HARRIS BANK: WEB AND TELEPHONE CUSTOMER SERVICE APPLICATION. This "top 40" U.S. bank located in the Midwest first began using the Electronic Banking System to provide its retail banking customers with home banking services via the web. The application allows customers to access account balances, review and search for transactions, transfer funds between accounts, place a stop payment and communicate with the bank via secure electronic mail. Based on the success of this application, the bank added the ability for its customers to pay bills via the web and the telephone.

   DHL WORLDWIDE EXPRESS: TELEPHONE CUSTOMER SERVICE APPLICATION. The world's largest international air express network is using Electronic Workforce to offer customer self service via the telephone. To service its 635,000 destinations in 227 countries, DHL operates a variety of computerized telecommunications and call center systems, as well as legacy hosts and corporate networks. Working in this complex environment, Electronic Workforce enables DHL customers to obtain information on the status of deliveries, receive confirmations via facsimile, schedule pickups and, if necessary, be transferred to a customer service representative. In addition, the system proactively tracks shipments of premium customers and generates electronic mail messages to notify the appropriate representatives of delayed shipments.

   APPLIED MATERIALS: TELEPHONE AND INTRANET HR APPLICATION. The world's largest supplier of wafer fabrication systems is using the Employee Service System to provide HR self service via the telephone and intranet for its 15,000 employees. After several years of using Electronic Workforce for telephone-based employee self service applications, Applied Materials selected ESY to deploy a web-based solution. Leveraging Applied Materials' existing PeopleSoft HRMS, ESY enables employees to access personal information such as address, telephone and emergency contact and dependent information. Further, new hires can enroll in benefits and existing employees can register for training courses and participate in open enrollment.

PRODUCTS

  Edify currently offers three self service software products: the Electronic Workforce, the Electronic Banking System and the Employee Service System. Electronic Workforce is an integrated development and runtime platform utilized for the creation and management of custom self service solutions. EBS and ESY are application products which address the needs of the financial services and human resources markets, respectively. EBS and ESY are built on top of the Electronic Workforce and incorporate web, Java and other technologies which address the customization requirements necessary for the application product market. Versions through 4.x of Electronic Workforce and 1.x of EBS and ESY operate on Intel-based hardware platforms using IBM Corporation's ("IBM") OS/2 operating system.

  In October 1997, the Company began shipping Electronic Workforce Release 5, which is optimized for Microsoft's Windows NT operating system. In December 1997, the Company began shipping EBS Release 2 and ESY Release 2, both of which are optimized for NT. Windows NT versions of these products provide an extended open architecture, enhanced visual development tools and larger scale deployment for high-end applications.

  ELECTRONIC WORKFORCE

   Edify's Electronic Workforce, which began shipping in the first quarter of 1992, is a full-featured, scalable and flexible application development and runtime system that enables organizations to create and deploy custom self service applications that automate, integrate and personalize interactions with customers and employees. Electronic Workforce's object-oriented architecture allows the incorporation of a broad range of media, enabling self service applications through web browsers, telephones, facsimiles, electronic mail and alphanumeric pagers, either alone or in combination. It also facilitates interaction with information content assembled from a variety of sources, including mainframe and client-server applications and relational databases, all in a way that is transparent to the end user. Electronic Workforce comprises three primary components which are licensed separately:

   WORKFORCE OBJECTS. Workforce Objects are advanced, high-function software objects that provide access to a variety of enterprise information systems through a broad range of media. Workforce Objects are the core building blocks of Electronic Workforce applications, enabling them to perform tasks such as answering a telephone, operating a host application or exchanging information through web browsers.

   WORKFORCE APPLICATION BUILDER. The Workforce Application Builder is an object-oriented, visual development environment used to assemble and customize self service applications using Workforce Objects. Workforce Application Builder provides developers with a visual framework for process automation through which complex associations of media, information sources and application functions may be represented in a simple and conceptual way. By positioning graphical icons on a workspace grid, a developer can define complete self service applications without writing lines of code.

   WORKFORCE APPLICATION SERVER. The Workforce Application Server is a robust, open runtime environment that schedules resources and activities, manages resource usage, tracks application status, and reacts and responds to changing conditions. These features simplify the task of developing self service applications by eliminating the need to program such functions within each application. In addition, they give administrators the ability to manage large-scale systems efficiently where many applications need to be scheduled and share resources concurrently. Workforce Application Server can be installed on multiple networked servers and can work in a coordinated fashion to achieve high levels of service capacity. It is designed to work with the Workforce Application Builder so that applications can be developed, tested and installed on-line without interruption of ongoing service.

   Electronic Workforce components are licensed according to capacity and according to functionality. Capacity is determined by the number of concurrent users on a server. Functionality is determined primarily by the end user communications media and by the access methods to a customer's back office systems that are supported by the software. Typical software licenses with associated maintenance and consulting contracts begin at approximately $50,000, and large customer contracts can exceed $1 million.

  ELECTRONIC BANKING SYSTEM

   The Electronic Banking System, which began shipping in September 1996, is a software application product which offers financial institutions the means to deploy a suite of automated banking services via the World Wide Web. EBS is built on top of the Electronic Workforce and incorporates web, Java and other technologies which address the customization requirements necessary for the application product market. EBS is the first product to combine web banking services with optional electronic banking capabilities that support self service via telephones, facsimiles and personal financial management software. EBS comprises three components: a fully integrated application suite for web banking; multiple electronic delivery options including telephone, facsimile and personal financial managers; and visual customization tools for rapid customization and integration with a wide range of back office systems.

   The Electronic Banking System's application suite utilizes a user interface framework that includes a tool set which enables banks to incorporate their unique brands, logos and product names into the application. EBS currently includes the following integrated application modules: home banking, bill payment, dynamic target marketing, personal profile, proactive notification, message center and customer service teleconferencing. EBS also offers integration modules for leading technology vendors such as CheckFree and Integrion for bill payment processing, and offers an OFX integration module for communication with personal financial management software programs such as Microsoft Money and Intuit Quicken.

   Edify intends to develop additional application modules for EBS to enable customers to expand the range of services offered through EBS. For example, the Company currently is developing modules for small business banking and bill presentment. In addition, EBS has been designed using the visual customization tools of Electronic Workforce, enabling EBS customers and Edify partners to develop custom web banking modules that integrate with the EBS web user interface framework. With this customization capability, financial institutions can offer differentiated services ahead of their competition while still gaining the economies of scale traditionally achieved with pre-built solutions. Finally, use of the Electronic Workforce software provides a scalable and highly reliable runtime environment, meeting requirements for high-capacity, mission-critical implementations.

   As of December 31, 1997, EBS had been licensed to more than 50 customers. EBS pricing, including the application and implementation services, begins at approximately $200,000. Actual pricing varies depending upon the number of modules desired, the capacity requirements of the system and the level of customization and integration support.

  EMPLOYEE SERVICE SYSTEM

   The Employee Service System, which began shipping in June 1997, is a software application product that offers human resources organizations the means to empower employees with direct access to information and services over corporate intranets. ESY addresses the growing need for HR organizations to reduce administrative costs while expanding the availability and value of employee services. Similar to EBS, ESY comprises three components: a fully integrated application suite for employee self service; multiple access options including web browser, telephone, electronic mail, kiosk and facsimile; and visual customization tools for rapid customization and integration with a wide range of back office systems.

   ESY offers a suite of integrated application modules that automate the most common and time-intensive employee transactions managed by HR organizations. ESY currently includes the following integrated application modules: personal profile, direct deposit, electronic paystub, W-4, leave status, benefits summary, employee directory, job posting and training registration.

   As with EBS, the Company intends to develop additional application modules, such as open enrollment, for ESY. In addition, in order to facilitate integration with human resources information systems, Edify offers a pre-built integration module for PeopleSoft's HRMS and can provide integration with SAP. ESY also has been designed using the visual customization tools of Electronic Workforce, enabling ESY customers and Edify partners to develop custom application modules that integrate with the ESY web user interface framework. In addition, ESY includes a visual customization tool which enables easy customization of the user interface and other graphical elements. Finally, also similar to EBS, the use of the Electronic Workforce software provides a scalable and highly reliable runtime environment, meeting requirements for high-capacity, mission-critical implementations.

   As of December 31, 1997, ESY had been licensed to more than 15 customers. ESY pricing, including the application and implementation services, begins at approximately $150,000. Actual pricing varies depending upon the number of modules desired, the capacity requirements of the system and the level of customization and integration support.

SALES AND MARKETING

   The Company's sales strategy is to pursue opportunities with large organizations in the United States through its field sales force and professional services organization, and to penetrate various targeted market segments through multiple indirect distribution channels, including VARs, international distributors, OEMs and joint marketing partners. To support its selling efforts, the Company conducts comprehensive marketing programs which include direct mail, phone- and web-based lead generation, advertising, trade shows, an annual users and developers conference, and ongoing customer communication programs. As of December 31, 1997, the Company's sales and marketing organization consisted of 118 employees, including 39 quota-carrying salespeople.

   DOMESTIC FIELD SALES FORCE. The Company employs a field sales force to market its products and services directly in the United States. Field sales representatives are assigned quotas and are compensated for all Company revenue resulting from their assigned territory and specialty. While the sales cycle varies from customer to customer, it typically ranges from one month to over a year and averages six months. In order to more effectively sell the application products and to generate increased levels of repeat sales, the Company has assigned sales representatives to focus on application products and on the Company's installed base.

   VALUE ADDED RESELLERS. VARs license and distribute the Company's software to build and implement self service solutions for their customers in various market segments. VARs often provide specialized application or systems integration expertise in the installation, development and support of self service applications. The Company maintains an organization to recruit, train and provide ongoing support for its VARs. As of December 31, 1997, the Company had more than 40 domestic VARs.

   STRATEGIC ACCOUNTS. Over time, some of the Company's customers and channel partners account for a significant amount of revenue. In 1997, the Company began identifying certain of these customers and partners as "strategic accounts." The Company has assigned sales representatives to focus 100% of their efforts on one or more of these accounts in order to provide increased support for and maximize revenue from these accounts.

   OEMS. The Company has agreements with Aspect Telecommunications Inc. ("Aspect") and NEC America, Inc. ("NEC") under which Aspect and NEC licensed the Company's software technology to provide solutions to the call center market.

   INTERNATIONAL SALES. International revenues accounted for 5% or less of total net revenues for each of the years ended December 31, 1997, 1996 and 1995. The Company maintains distribution relationships with distributors in Canada, Europe, Asia/Pacific and South America. The Company's ability to expand internationally its web-based applications is limited by the general acceptance of the Internet and intranets in other countries. The Company's ability to expand its telephony applications internationally is limited to those countries where there is regulatory approval of the third-party telephony hardware supported by Edify software. Because Edify depends on third-party suppliers to certify such telephony hardware and obtain regulatory approval on a country by country basis, there can be no assurance that such approval will exist or continue to exist in the future.

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

   In the financial services market, Edify has established relationships with CheckFree, Electronic Data Systems, HP, Integrion, Intuit, M&I Data Services, Microsoft, NCR, Price Waterhouse, Tandem, TSA and Unisys Corporation, among others. In the HR market, the Company has relationships with Application Group, CTP, Hunter Group, Restrac, Inc., Resumix, Inc., PeopleSoft, SAP and Watson Wyatt, among others. In the call center market, the Company has relationships with Aspect, Fujitsu Limited and NEC.

PROFESSIONAL SERVICES AND SUPPORT

   To be competitive in providing self service software solutions, the Company believes that it must provide a high level of professional services and support to its customers. The Company's professional services and technical support organizations provide customers and distribution partners with fee-based consulting services, education and technical support. As of December 31, 1997, the Company had 118 people in its professional services and technical support organizations. A majority of the Company's customers currently have support agreements with the Company.

   CONSULTING SERVICES. The Company's professional services organization assists direct sales customers who wish to outsource their software installation and application development. Through its professional services organization, the Company has expertise in systems integration, knowledge of user interface and design, and familiarity with the self service needs of its targeted market segments. All fees for consulting services are charged separately from the license fees for the Company's software.

   EDUCATION AND TRAINING. The Company offers a comprehensive education and training program to its customers and distribution partners. Training classes are offered through in-house facilities at the Company's offices in Santa Clara, California and Waltham, Massachusetts. The Company also provides on-site training upon request by customers. Fees for education and training services are charged separately from the license fees for the Company's software. As of December 31, 1997, the Company had trained and certified more than 1,100 people to develop self service applications with its software.

   TECHNICAL SUPPORT. The Company offers customer support through its technical support staff. Support services are available through telephone, facsimile or the Company's web site. Additional support is available from the Company's VARs, international distributors and OEMs, which provide first-line support to their customers. Customers are entitled to new software releases, maintenance updates and support beyond an initial 90-day warranty period for an annual fee typically equal to 15% to 20% of the list prices of the products under license to such customers.

PRODUCT DEVELOPMENT

   The statements made herein regarding the Company's products and product enhancements under development are forward-looking statements, and the actual results for such products or enhancements could differ materially from those projected as a result of a variety of factors, including but not limited to, those contained in this "Product Development" section and elsewhere in this Report.

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

   The Company's software development team is composed of members with experience in Internet and web technology, financial services and human resources application software, visual programming design, object-oriented software development, computer telephony integration, voice processing and large-scale real-time subsystems. The Company believes this assembly of diverse technical expertise contributes to the highly integrated functionality of its products. The Company's ability to attract and retain highly qualified employees will be the principal determinant of its success in maintaining technological leadership.

   Product development expenses were $10.1 million in 1997, $5.8 million in 1996 and $2.6 million in 1995. To date, all software development costs have been expensed as incurred. The total product development staff consisted of 69 full-time employees as of December 31, 1997. All of the Company's products have been developed internally by its product development staff. Product development expenses have increased over recent quarters as the Company increased product development staff to develop versions of its products for the Windows NT platform. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to increase the dollar amount of its product development expenditures in the future.

   The Company's current development efforts are focused on enhancements to the NT versions of Electronic Workforce, EBS and ESY. These enhancements include increased scalability for Electronic Workforce and additional application modules for EBS and ESY. There can be no assurance that these development efforts will be completed within the Company's anticipated schedules or that, when completed, they will have the features necessary to make them successful in the marketplace. Moreover, software as complex as that developed by the Company may contain undetected errors when first introduced or as new versions are released. Errors in new products may be found after commencement of commercial shipments, resulting in loss or delay of market acceptance. Future delays in the development or marketing of product enhancements or new products, including presently contemplated new features of the Company's software products for Windows NT, could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

   The Company's current and potential competitors include Internet software and tools vendors, web application vendors, business application vendors and standalone IVR vendors. In the market for web-based self service solutions, the Company's primary competition has been from system integrators, potential customers' internal information systems departments that build applications with custom code and web development tool vendors. In the future, the Company expects competition from Netscape Communications Corporation, Microsoft and others to increase. In addition, the Company expects database vendors such as Oracle Systems Corporation, Informix Corporation and Sybase, Inc. to provide many of the capabilities needed in the development of web self service applications. Any of these companies could use its superior financial resources, market power and installed base of customers to compete effectively against the Company. The Company believes that the principal competitive factors in the web self service market segment are breadth and depth of application functionality, support for multiple communications media, speed of application development, integration with mainframe and client-server computer systems, price, reliability and scalability of product offerings, third-party distribution, company reputation, application development expertise and customer service and support. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Such competition could materially adversely affect the Company's ability to sustain current pricing levels and could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company expects to encounter increased competition from companies offering Internet application products that compete with the Company's application products and custom applications of the Company's software. The Company's Electronic Banking System competes with solutions from BroadVision, Inc., IBM and Security First Technologies, among others. The Company believes that the principal competitive factors in this market are application functionality, ease-of-use, adaptability of applications, integration with on-premise enterprise applications, and systems and support for multiple media. Although the Company believes that its products and services compete favorably on the basis of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors.

   Web browser and web server technology offers vendors of business application software a means to extend their products to provide self service capabilities over the web or intranets. The Company expects that application vendors such as Baan Company N.V., Oracle, PeopleSoft, SAP and others will market new or enhanced products offering web-based self service capabilities. These products could dilute materially the value of the Company's Employee Service System with customers who use applications licensed from such vendors. Such enhanced offerings could materially and adversely affect the Company's market position, business, financial condition and results of operations.

   For telephone self service solutions, the Company competes principally with standalone IVR vendors such as Brite Voice Systems, Inc., InterVoice, Inc., Lucent Technologies Inc. ("Lucent"), Periphonics Corporation, Syntellect Technology Corporation ("Syntellect") and TALX Corp. The Company believes that the principal competitive factors in the telephone self service market segment are the same as those for the web-based self service market. Although the Company believes that it competes favorably on the basis of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors. Certain of the Company's IVR competitors have introduced products supporting web applications. Such competition could materially adversely affect the Company's ability to compete and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   In March 1996, the Company received a letter from Syntellect inviting the Company to negotiate a license of certain of Syntellect's patents. Since then, Syntellect has called additional Syntellect patents to the Company's attention. Based on its investigation of the patents referenced in Syntellect's March 1996 letter, the Company believes that it has substantial arguments that it does not violate any valid claims of such Syntellect patents.

   In April 1996, the Company received a letter from Lucent inviting the Company to negotiate a license of Lucent's patents. Since then, Lucent has asserted that it believes that certain of the Company's products infringe certain of Lucent's patents and has offered to license those patents to the Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. The Company believes that it has substantial arguments that its current products do not violate any valid claims of the Lucent patents referenced in the April 1996 letter and is in the process of investigating the patents referenced in the November 1997 letter. The Company has had several discussions with Lucent regarding the potential licensing of the patents referenced in Lucent's letters and is currently engaged in such discussions. Based on these discussions, it appears that obtaining a license from Lucent may require the payment of a substantial license fee and possibly ongoing royalties, which could have a material adverse effect on the Company's results of operations in the periods when such payments are made, although the Company does not believe that such payments would have a material adverse effect on the Company's financial condition or liquidity. In the event that the Company cannot come to an agreement with Lucent, the Company may be drawn into litigation with Lucent. Such litigation could be protracted and expensive, and the outcome cannot be predicted. There can be no assurance that the costs associated with participating in or settling such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

EMPLOYEES

   As of December 31, 1997, the Company had a total of 349 employees, including 69 in product development, 118 in sales and marketing, 118 in professional services and customer support, and 44 in administration and finance. Of these, one employee was located in Hong Kong, one was in Spain, three were in the United Kingdom and the remainder were located in the United States. The Company's future performance depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel and its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and professional services personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the necessary personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

   The Company's principal administrative, sales, marketing and product development facility occupies approximately 95,000 square feet of leased space in Santa Clara, California. In addition, the Company leases offices in Waltham, Massachusetts, Dallas, Texas, and London, England. The Company believes that its existing facilities, together with certain options to expand its existing facilities, are adequate for its current needs but that it may need to seek additional space in the future. The Company believes that suitable additional space or alternative space will be available in the future, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company are as follows:

             NAME                 AGE              POSITION
             ----                 ---              --------
   Jeffrey M. Crowe...........    41   President, Chief Executive Officer and
                                         Director
   Charles H. Jolissaint......    54   Vice President and Chief Technical Officer
   Stephanie A. Vinella.......    43   Vice President of Finance and
                                         Administration, Chief Financial
                                         Officer and Secretary
   Thomas M. Glassanos........    42   Vice President of Marketing
   Alvin S. Begun.............    53   Vice President of Professional Services
   Patricia A. Tomlinson......    40   Vice President of Human Resources

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on May 2, 1996 under the Nasdaq symbol EDFY. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by Nasdaq:

                                                                    High              Low
                                                                    ----              ---
             Year Ended December 31, 1996
             ----------------------------
             Second Quarter (since May 2, 1996)                     54                24  3/4
             Third Quarter                                          26  1/4           17  1/4
             Fourth Quarter                                         19  1/4           13  1/2

             Year Ended December 31, 1997
             ----------------------------
             First Quarter                                          16                10  1/4
             Second Quarter                                         14  3/4            9  1/4
             Third Quarter                                          17 7/16           12  3/4
             Fourth Quarter                                         21  1/4           14  1/2

   As of December 31, 1997, there were approximately 241 holders of record of the Company's common stock.

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

                                                               YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------
                                                   1993      1994       1995       1996       1997
                                                  ------    ------     -------    -------    -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
     STATEMENT OF OPERATIONS DATA:
     Net revenues:
       License.................................   $2,704    $6,274    $ 10,774    $20,134    $34,081
       Services and other......................    1,339     2,089       5,229     12,883     22,971
                                                  ------    ------     -------    -------    -------
         Total net revenues....................    4,043     8,363      16,003     33,017     57,052
     Cost of license revenues..................      225       267         503        450        889
     Cost of services and other revenues.......    1,161     2,225       3,865     10,635     17,576
                                                  ------    ------     -------    -------    -------
         Gross profit..........................    2,657     5,871      11,635     21,932     38,587
                                                  ------    ------     -------    -------    -------
     Operating expenses:
       Product development.....................    2,253     2,189       2,627      5,801     10,066
       Sales and marketing.....................    4,493     4,696       8,015     15,371     21,565
       General and administrative..............      586       762       1,163      2,946      4,613
                                                  ------    ------     -------    -------    -------
         Total operating expenses..............    7,332     7,647      11,805     24,118     36,244
                                                  ------    ------     -------    -------    -------
         Income (loss) from operations.........   (4,675)   (1,776)       (170)    (2,186)     2,343
                                                  ------    ------     -------    -------    -------
     Interest income...........................      215       113         143      1,598      2,078
     Interest expense..........................      (76)      (59)        (58)      (123)      (125)
                                                  ------    ------     -------    -------    -------
         Interest, net.........................      139        54          85      1,475      1,953
                                                  ------    ------     -------    -------    -------
         Income (loss) before income taxes.....   (4,536)   (1,722)        (85)      (711)     4,296
     Provision for income taxes................        7        22          19         44        344
                                                  ------   -------     -------    -------    -------
         Net income (loss).....................  $(4,543)  $(1,744)    $  (104)   $  (755)   $ 3,952
                                                 =======   =======     =======    =======    =======

     Basic net income (loss) per share (1).....                        $ (0.05)   $ (0.07)   $  0.24
     Shares used in computing basic net income
           (loss) per share (1)................                          2,283     10,686     16,398

     Diluted net income (loss) per share (1)...                        $ (0.05)   $ (0.07)   $  0.22
     Shares used in computing diluted net income
           (loss) per share (1)................                          2,283     10,686     18,063


                                                                    DECEMBER 31,
                                                 ---------------------------------------------------
                                                   1993      1994       1995       1996       1997
                                                 -------   -------    -------     -------   --------
                                                                    (IN THOUSANDS)
    BALANCE SHEET DATA:
    Cash, cash equivalents and short-term
      investments..............................   $4,410    $2,587     $ 7,154    $44,840    $43,161
    Working capital............................    3,856     2,128       8,992     43,870     48,954
    Total assets...............................    7,393     6,214      15,372     60,721     68,480
    Capital lease obligations, excluding current
      installments.............................      332       148         510        707        340
    Total stockholders' equity.................    4,800     3,063      10,419     49,187     55,808



(1) See Notes 2 and 3 of notes to financial statements for an explanation of the determination of the number of shares used in computing per share data and the restatement of prior year amounts to reflect the adoption of Statement of Financial Accounting Standards No. 128.

   The following tables set forth certain unaudited statement of operations data for each of the four quarters in 1996 and 1997, as well as the percentage of the Company's total net revenues represented by each item. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this Report. In view of the Company's recent growth and other factors, the Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                            QUARTER ENDED
                               --------------------------------------------------------------------------------------------------
                               MAR. 31,    JUNE 30,    SEPT. 30,     DEC. 31,    MAR. 31,      JUNE 30,     SEPT. 30,   DEC. 31,
                                 1996        1996         1996         1996        1997          1997          1997        1997
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
                                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  License ..................   $ 3,902     $  4,274     $  5,356     $   6,602   $   7,132     $   7,807     $   8,742  $  10,400
  Services and other .......     1,915        2,639        3,705         4,624       5,178         5,730         5,478      6,585
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Total net revenues ..     5,817        6,913        9,061        11,226      12,310        13,537        14,220     16,985
Cost of license revenues ...        90          110          138           112         131           205           162        391
Cost of services and other
  revenues .................     1,747        2,195        3,026         3,667       4,377         4,274         4,136      4,789
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Gross profit ........     3,980        4,608        5,897         7,447       7,802         9,058         9,922     11,805
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
Operating expenses:
  Product development ......     1,135        1,335        1,527         1,804       2,098         2,511         2,721      2,736
  Sales and marketing ......     2,955        3,473        4,022         4,921       4,521         4,953         5,329      6,762
  General and administrative       506          629          845           966       1,027         1,155         1,160      1,271
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Total operating
        expenses ...........     4,596        5,437        6,394         7,691       7,646         8,619         9,210     10,769
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Income (loss) from
        operations .........      (616)        (829)        (497)         (244)        156           439           712      1,036
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
Interest income ............        91          369          571           567         525           529           508        515
Interest expense ...........       (40)         (18)         (37)          (28)        (33)          (27)          (32)       (32)
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Interest, net .......        51          351          534           539         492           502           476        483
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Income (loss) before
        income taxes .......      (565)        (478)          37           295         648           941         1,188      1,519
Provision for income taxes .         2            6         --              36          53            76            95        120
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Net income (loss) ...   $  (567)    $   (484)    $     37     $     259   $     595     $     865     $   1,093  $   1,399
                               =======     ========     ========     =========   =========     =========     =========  =========


PERCENT OF TOTAL NET
REVENUES:
Net revenues:
  License ..................      67.1%        61.8%        59.1%         58.8%       57.9%         57.7%         61.5%      61.2%
  Services and other .......      32.9         38.2         40.9          41.2        42.1          42.3          38.5       38.8
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Total net revenues ..     100.0        100.0        100.0         100.0       100.0         100.0         100.0      100.0
Cost of license revenues ...       1.6          1.6          1.5           1.0         1.1           1.5           1.1        2.3
Cost of services and
  other revenues ...........      30.0         31.7         33.4          32.7        35.6          31.6          29.1       28.2
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Gross profit ........      68.4         66.7         65.1          66.3        63.4          66.9          69.8       69.5
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
Operating expenses:
  Product development ......      19.5         19.3         16.9          16.1        17.0          18.6          19.1       16.1
  Sales and marketing ......      50.8         50.3         44.4          43.8        36.7          36.6          37.5       39.8
  General and administrative       8.7          9.1          9.3           8.6         8.3           8.5           8.2        7.5
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Total operating
         expenses ..........      79.0         78.7         70.6          68.5        62.1          63.7          64.8       63.4
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Income (loss) from
         operations ........     (10.6)       (12.0)        (5.5)         (2.2)        1.3           3.2           5.0        6.1
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
Interest income ............       1.6          5.3          6.3           5.1         4.3           3.9           3.6        3.0
Interest expense ...........      (0.7)        (0.2)        (0.4)         (0.3)       (0.3)         (0.2)         (0.2)      (0.2)
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Interest, net .......       0.9          5.1          5.9           4.8         4.0           3.7           3.4        2.8
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Income (loss) before
        income taxes .......      (9.7)        (6.9)         0.4           2.6         5.3           7.0           8.4        8.9
Provision for income taxes .      --            0.1       --               0.3         0.4           0.6           0.7        0.7
                               -------     --------     --------     ---------   ---------     ---------     ---------  ---------
       Net income (loss) ...      (9.7)%       (7.0)%        0.4%          2.3%        4.8%          6.4%          7.7%       8.2%
                               =======     ========     ========     =========   =========     =========     =========  =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect the Company's current views with respect to future matters such as revenue sources, levels and growth, spending levels, international operations, gross profit and capital needs. Actual results may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report.

OVERVIEW

   The Company develops, markets and supports self service software products that enable organizations to deploy automated services accessed by customers and employees via the Internet, corporate intranets and the telephone. The Company commenced operations in May 1990 to address the issues facing organizations needing to provide more and better service through a broad range of interactive media while containing costs. The Company was engaged principally in research and development through the first quarter of 1992, when it made its initial product shipments of its principal product, Electronic Workforce. Since that time, the Company has released new versions of Electronic Workforce at least annually.

   The Company derives revenues from licenses of its software products and fees for services related thereto. The Company currently markets Electronic Workforce across multiple industries, emphasizing customer self service applications within the financial services industry and employee self service applications deployed by human resources organizations. In addition, in the last two years, the Company has introduced two software application products for web-based self service applications in the financial services and human resources markets, the Electronic Banking System and the Employee Service System, both of which are built on Electronic Workforce and incorporate web, Java and other technologies which address the customization requirements necessary for the application products market. The Company began shipping EBS in September 1996 and began shipping ESY in June 1997.

   The Company markets its products through its own field sales force, as well as through VARs and OEMs, and markets its services directly to its customers and distribution partners. The typical size of a direct transaction (including software licenses and services) ranges from $100,000 to $200,000 and can be over $1,000,000 for large applications. Most indirect licenses are smaller and do not include a service component, resulting in substantially lower revenues per transaction to the Company. In 1997, the Company derived approximately 60% of its revenues from software licenses and 40% from fees for services. The Company generally recognizes revenue from the licensing of software products upon shipment and revenue from service contracts ratably over the contract period or as the services are performed.

   As of December 31, 1997, the Company had an accumulated deficit of $10.6 million. The Company intends to make ongoing investments in its sales, marketing, research and development, customer support and administrative infrastructure over the near term. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks encountered by companies in new and rapidly evolving markets. Although the Company has experienced significant percentage growth in revenues, it does not believe that prior percentage growth rates are sustainable or indicative of future growth. The ability of the Company to achieve revenue growth and profitability in the future will depend on a number of factors, many of which are outside of the Company's control. In particular, growth and profitability will depend on the Company's success in marketing versions of and developing enhancements to its products that run on the Windows NT platform as well as the Company's success in marketing its new application products. The Company's inability to implement these key elements of its growth strategy would result in a material adverse effect on its business, financial condition and results of operations.

RESULTS OF OPERATIONS

   The following table sets forth, as a percentage of total net revenues, statement of operations data for the periods indicated:


                                                     YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1997       1996      1995
                                                  ------     ------    ------
             Net revenues:
               License.........................     59.7%      61.0%     67.3%
               Services and other..............     40.3       39.0      32.7
                                                  ------     ------    ------
                  Total net revenues...........    100.0      100.0     100.0
             Cost of license revenues..........      1.6        1.4       3.1
             Cost of services and other revenues    30.8       32.2      24.2
                                                  ------     ------    ------
                  Gross profit.................     67.6       66.4      72.7
                                                  ------     ------    ------
             Operating expenses:
               Product development.............     17.6       17.6      16.4
               Sales and marketing.............     37.8       46.5      50.1
               General and administrative......      8.1        8.9       7.3
                                                  ------     ------    ------
                  Total operating expenses.....     63.5       73.0      73.8
                                                  ------     ------    ------
                  Income (loss) from operations      4.1       (6.6)     (1.1)
                                                  ------     ------    ------
             Interest income...................      3.6        4.8       0.9
             Interest expense..................     (0.2)      (0.4)     (0.4)
                                                  ------     ------    ------
                  Interest, net................      3.4        4.4       0.5
                                                  ------     ------    ------
                  Income (loss) before income
                    taxes......................      7.5       (2.2)     (0.6)
             Provision for income taxes........      0.6        0.1       0.1
                                                  ------     ------    ------
                  Net income (loss)............      6.9%      (2.3)%    (0.7)%
                                                  ======     ======    ======

  NET REVENUES

   Total net revenues were $57.1 million, $33.0 million, and $16.0 million in 1997, 1996, and 1995, respectively, representing increases of 72.8% from 1996 to 1997 and 106.3% from 1995 to 1996. The Company's revenues are principally derived from software licenses and fees for services, which are generally charged separately. Revenues are recorded net of reserves for potential product returns, neither of which have been significant to date. No single customer exceeded 10% of total net revenues in 1997, 1996 or 1995. In each of 1997, 1996 and 1995, 5% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its operations outside the United States and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance, and there can be no assurance that such expansion will be successful.

   LICENSE REVENUES. Revenues from licenses were $34.1 million, $20.1 million and $10.8 million in 1997, 1996, and 1995, respectively, representing increases of 69.3% from 1996 to 1997 and 86.9% from 1995 to 1996. The increases in license revenues from 1995 to 1997 were attributable to several factors, including an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce, the addition of web capabilities to this product in the fourth quarter of 1995, the introduction of the Electronic Banking System in September 1996, the introduction of the Employee Service System in June 1997, and expansion of the Company's field sales force and indirect distribution channels. The prices of the Company's Electronic Workforce licenses have remained relatively constant from 1995 to 1997. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

   SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $23.0 million, $12.9 million and $5.2 million in 1997, 1996 and 1995, respectively, representing increases of 78.3% from 1996 to 1997 and 146.4% from 1995 to 1996. Services and other revenues increased as a percentage of total net revenues to 40.3% in 1997 from 39.0% in 1996 and 32.7% in 1995. These increases in services and other revenues occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support, training and installation services associated with the increased volume of licenses of the Company's software. Consulting services primarily are contracted for under time and material arrangements. The Company does not expect historical growth rates of its services revenues to be sustainable in the future. To the extent services and other revenues increases as a percentage of total net revenues, overall gross profit margins may be adversely impacted.

  COST OF REVENUES

   COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $889,000, $450,000 and $503,000 in 1997, 1996 and 1995, respectively, representing 2.6%,
2.2% and 4.7% of the related license revenues for the respective years. The increase in the dollar amount and the cost of license revenues as a percentage of license revenues from 1996 to 1997 was due to increases in shipments of the Company's software products and the costs of third-party technology used for a particular customer. The decrease in the dollar amount from 1995 to 1996 was due primarily to decreased overhead costs. The decrease in cost of license revenues as a percentage of license revenues from 1995 to 1996 was due to increased license revenues coupled with decreased material and overhead costs. If the Company were required to obtain licenses from third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly.

   COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $17.6 million, $10.6 million and $3.9 million in 1997, 1996 and 1995, respectively, representing 76.5%, 82.6% and 73.9% of the related services and other revenues for the respective years. The increases in absolute dollars were due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The cost of services and other revenues as a percentage may vary between periods due to the mix of services provided by the Company and to varying levels of expenditures required to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

  OPERATING EXPENSES

   PRODUCT DEVELOPMENT. Product development expenses were $10.1 million, $5.8 million and $2.6 million, or 17.6%, 17.6% and 16.4% of total net revenues, in 1997, 1996 and 1995, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increases in absolute dollars from 1995 to 1997, as well as the increase in product development expenses as a percentage of total net revenues from 1995 to 1996, were attributable primarily to increased staffing related to development of application products, the development of versions of Electronic Workforce to run on Windows NT and ongoing enhancements to Electronic Workforce. The Company believes that significant investments in product development are required to remain competitive. As a result, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels.

   In accordance with Statement of Financial Accounting Standards No. 86, the Company expects to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. To date, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized in the accompanying statements of operations.

   SALES AND MARKETING. Sales and marketing expenses were $21.6 million, $15.4 million and $8.0 million, or 37.8%, 46.5% and 50.1% of total net revenues, in 1997, 1996 and 1995, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increases in absolute dollars in sales and marketing expenses for 1996 and 1997 were due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The reductions in sales and marketing expenses as a percentage of total net revenues were due primarily to the growth in total net revenues. The Company expects to continue to expand its field sales and marketing efforts, its third-party VAR distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. In addition, sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.6 million, $2.9 million and $1.2 million, or 8.1%, 8.9% and 7.3% of total net revenues, in 1997, 1996 and 1995, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increases in absolute dollars from 1995 to 1997 were attributable primarily to the addition of staff, increased costs associated with expansion of information systems to support the growth of the Company's business and increased costs to take on the additional responsibilities associated with being a public company. The reduction in general and administrative expenses as a percentage of total net revenues from 1996 to 1997 was due primarily to the growth in total net revenues. The increase in general and administrative expenses as a percentage of total net revenues from 1995 to 1996 was due primarily to the aforementioned factors. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenses will increase in absolute dollars in the future.

  INTEREST

   INTEREST INCOME. Interest income was $2.1 million, $1.6 million and $143,000 in 1997, 1996 and 1995, respectively. The increases from 1995 to 1997 were due primarily to increases in average investment balances from the proceeds of the Company's initial public offering.

   INTEREST EXPENSE. Interest expense, which relates primarily to capital lease obligations, was $125,000, $123,000 and $58,000 in 1997, 1996 and 1995,
respectively. The increases from 1995 to 1997 were due primarily to an increase in property and equipment acquired under capital lease obligations.

  PROVISION FOR INCOME TAXES

   The provision for income taxes was $344,000, $44,000 and $19,000 in 1997, 1996 and 1995, respectively. No provision for federal income taxes was required through 1996, as the Company had not been profitable on an annual basis from its inception through 1996. As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $4.2 million. The net operating loss carryforwards expire in years 2005 through 2010. As of December 31, 1997, the Company also had federal and state research and development tax credit carryforwards of approximately $903,000 and $676,000, respectively.

   The Company's accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.


LIQUIDITY AND CAPITAL RESOURCES

   From inception through April 1996, the Company financed its operations and met its capital expenditure requirements primarily through private sales of preferred stock, totaling $24.1 million. On May 2, 1996, the Company completed its initial public offering of 2,875,000 shares of its Common Stock at a price of $15.00 per share. Proceeds to the Company from this offering were approximately $38.9 million, net of underwriting discounts and other offering costs. At December 31, 1997, the Company's cash, cash equivalents, and short-term investments totaled $43.2 million.

   At December 31, 1997, the Company also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1998 and contains certain financial covenants, with which the Company was in compliance. Borrowings accrue interest at the bank's prime rate. As of December 31, 1997, there were no borrowings outstanding under this line of credit.

   In 1997, $643,000 of cash was provided by operating activities, resulting primarily from net income, depreciation and amortization and increases in accrued expenses and unearned revenue, offset by an increase in accounts receivable due to an increase in revenues and average days sales outstanding. In 1996, $3.9 million of cash was provided by operating activities, resulting primarily from depreciation and amortization and increases in accrued expenses and unearned revenue, partially offset by an increase in accounts receivable. In 1995, $1.5 million of cash was used in operating activities, resulting primarily from increases in accounts receivable associated with the increases in revenues, partially offset by increases in accrued expenses and unearned revenue.

   In 1997, 1996 and 1995, the Company's investing activities have consisted primarily of purchases and sales of short-term investments and purchases of property and capital equipment. Capital expenditures, including equipment acquired under capital leases, were $4.4 million, $5.5 million and $1.7 million in 1997, 1996 and 1995, respectively, primarily for expansion of the Company's facilities and purchases of computer and network equipment for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its headquarters facilities and its equipment. In 1997, net cash generated from financing activities of $2.0 million was related primarily to proceeds from the issuance of the Company's common stock through its Employee Stock Purchase Plan and stock option exercises.

   At December 31, 1997, the Company's working capital was $49.0 million. In 1998, the Company expects to incur costs in excess of $500,000 associated with the implementation of a new financial system to replace its current system. The Company has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.


BUSINESS RISKS

   This section on "Business Risks" includes forward-looking statements that reflect the Company's current views with respect to future matters such as factors that can affect the Company's operating results, technological change, the markets for the Company's products, the Company's sales channels and the stability and availability of compatible technology. This section also contains cautionary statements that identify important factors, including certain risks and uncertainties, that could cause actual results or outcomes to differ materially from those in the forward-looking statements in this section and elsewhere in this Report.

   POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products or product enhancements, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, expand its international operations, fund greater levels of product development, broaden its consulting services and customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

   The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. Individual orders for the Company's products typically are for relatively large dollar amounts. The Company also believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital resources. Therefore, any downturn in any potential customer's business, or any loss or delay of individual orders for any reason, would have a significant impact on the Company's revenues and quarterly results. In addition, because the Company typically recognizes a substantial portion of its total revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. Revenues are difficult to forecast because the market for the Company's products is rapidly evolving. The Company's sales cycle, including initial order, provision of services and follow-on sales, averages six months, but varies substantially from customer to customer and can range from one month to over one year from initial contact. Furthermore, the Company expects that sales derived through indirect channels, which are harder to predict and may have lower margins than direct sales, will increase as a percentage of total net revenues. In addition, as a result of recently issued guidance on software revenue recognition, license agreements entered into during a quarter may not meet the Company's revenue recognition criteria. Therefore, even if the Company meets or exceeds its forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. Although the Company's revenue growth has made it difficult to determine whether the Company's business has been subject to seasonal variations, the Company believes that some of its customers tend to make product purchase decisions in the fourth quarter as a result of purchase cycles related to expiration of budgetary authorizations. Based upon all of the foregoing, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future, and that period-to-period comparisons should not be relied upon as indications of future performance. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. If new competitors, technological advances by existing competitors or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenues or its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

   RISKS OF EXPANSION TO WINDOWS NT OPERATING SYSTEM. The Company's future success will depend on its ability to design, develop, test, sell and support new software products and enhancements of current products on a timely basis in response to changing customer needs, competition, technological developments and emerging industry standards. Versions through 4.x of Electronic Workforce and 1.x of EBS and ESY run on IBM's OS/2 operating system. In October 1997, the Company released its first version of Electronic Workforce Release 5 for the Windows NT operating system. In December 1997, the Company released initial versions of EBS and ESY for NT. Because these products have been recently released, many customers licensing these versions have not yet fully deployed the product and undetected errors may remain in these versions. The existence of any such errors may delay the release of future versions and adversely affect the acceptance of these products, either of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, certain features of the OS/2 versions of the Company's software are not available on currently available NT-based versions. Accordingly, the Company is devoting significant engineering and development resources to develop enhancements to the versions of its products that run on the Microsoft Windows NT operating system. It is possible that the newness of or lack of features on the Windows NT-based versions of its products will cause potential customers to defer or forgo purchases of current or future versions of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend upon the timely and successful introduction of new versions of its Windows NT-based products. There can be no assurance that the Company will be successful in developing, on a timely basis or at all, fully featured Windows NT-based versions of its products or that such versions, if developed, will achieve customer acceptance. Failure by the Company to develop new Windows NT-based versions successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company intends to invest a significant majority of its product development resources on products and product enhancements for the Windows NT operating system. The Company must manage the effect on its existing OS/2 customers of this focus on the Windows NT operating system. There can be no assurance that updates to and enhancements for the Company's OS/2-based products will be sufficient to encourage its OS/2 customers to continue to purchase additional software or services from the Company. In addition, the Company must provide its customers with an economically reasonable and technologically feasible migration path from the OS/2-based products to the NT-based products. There can be no assurance that the Company's OS/2 customers will migrate to the Company's NT-based products. The failure of a significant number of its existing OS/2 customers to purchase additional software or services from the Company, for any reason, would have a material adverse effect on the Company's business, operating results and financial condition.

   EMERGING MARKET; UNPROVEN ACCEPTANCE OF THE COMPANY'S APPLICATION PRODUCTS. Certain of the Company's products and features have been introduced only recently. In September 1996, the Company began shipping the Electronic Banking System, its first application product. In June 1997, Edify began shipping its Employee Service System. The emerging self service application products markets are rapidly changing and are characterized by an increasing number of new entrants whose products compete with those of the Company. Demand for and market acceptance of these products and services are subject to a high level of uncertainty. Moreover, much of the industry software and infrastructure supporting the use of the Company's products in these markets is new and unproven. It is difficult to predict with any assurance whether the web will prove to be a viable commercial marketplace, or whether demand for web or intranet related products and services will increase in the future. In addition, portions of the markets for the Company's products and services are new and evolving, and it is difficult to predict the future growth of this market. There can be no assurance that a viable market for self service application products will develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

   LENGTHY SALES CYCLE. The licensing of Edify's software is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle and to provide a significant level of education to prospective customers regarding the use and benefits of its software. Due in part to the mission-critical nature of certain of the Company's software applications and the associated hardware, software and consulting expenditures, potential customers tend to be cautious in making product acquisition decisions. In addition, the licensing of the Company's software involves a significant commitment of capital and the attendant delays frequently associated with approving large capital expenditures and reviewing new technologies that affect key operations. For these and other reasons, the sales cycle for the Company's products can range from one month to over one year, averages six months, and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

   DEPENDENCE UPON DEVELOPMENT OF MARKETING CHANNELS. An integral part of the Company's strategy is to develop multiple distribution channels, including a field sales force, VARs and OEMs. The Company intends to increase its reliance on third-party distribution partners in the future. The Company is expending and intends to continue to expend significant resources to develop the VAR channel. VARs are not, however, subject to any minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain VARs also offer competing products that they produce or that are produced by third parties. There can be no assurance that the Company's existing VARs will continue to provide the level of services and technical support necessary to provide a complete self service solution to the Company's customers or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of VARs, the failure of such parties to perform under agreements with the Company, or the inability of the Company to attract and retain new VARs with the technical, industry and application expertise required to market the Company's products successfully in the future could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is successful in increasing its sales through VARs, those sales will be at discounted rates, and revenue to the Company for each such sale will be less than if the Company had licensed the same products to the customer directly.

   The Company plans to expand its field sales force and its marketing organization. The Company's future success depends upon the increased productivity of its existing field sales force and the ability of the Company to integrate and train new sales personnel. There can be no assurance that the Company's efforts will be successful, that the cost of such efforts will not exceed the revenue generated, or that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to manage its internal expansion effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

   MANAGEMENT OF A RAPIDLY CHANGING BUSINESS. The rapid development of an infrastructure necessary for the Company to exploit the market opportunities for its products requires an effective planning and management process. The Company has recently experienced changes in its operations that have placed significant demands on the Company's administrative, operational and financial resources. In 1997, the Company increased its staff from 279 to 349 employees and its total net revenues by 73%. The Company is expanding its sales and marketing organizations, developing its distribution channels to penetrate different and broader markets, funding increasing levels of research and development, and growing its support organization to accommodate the increasing installed base of products. The growth in the Company's customer base has placed, and any future growth is expected to continue to place, a significant strain on the Company's management and operations, including its sales, customer support, research and development, finance and administrative operations. The Company's officers as a whole have had limited experience in managing large or rapidly growing business organizations. The Company's ability to compete effectively and its future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems and procedures on a timely basis, implement new systems as necessary, and expand, train and manage its employee workforce. There can be no assurance that the Company's controls, systems or procedures will be adequate to support the Company's operations. The failure of the Company's management to respond effectively to changing business conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

   DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. The Company's future performance depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel. The Company currently has open positions for Vice President of Sales and Vice President of Engineering. The failure of the Company to fill these positions with qualified persons in a timely fashion, or the loss of any other key persons, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with any of its key personnel. In addition, the Company believes that its future success will depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and professional services personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating and retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

   RELIANCE ON STABILITY AND AVAILABILITY OF THIRD-PARTY SOFTWARE AND HARDWARE. The Company's products involve integration with products and systems developed by third parties. Substantially all of the Company's installed base of products run on the OS/2 operating system, and the Company is therefore dependent upon the continued viability of the OS/2 operating system and upon IBM's continuing support for the OS/2 operating system. In the fourth quarter of 1997, the Company released Windows NT-based versions of its products and intends to focus future product development efforts on NT. Accordingly, the Company also is dependent upon the continued viability of that operating environment. In addition, the current versions of the Company's products are designed to function only with Natural MicroSystems Corporation's voice hardware cards and software drivers and Intersolv Inc.'s QELib for database connectivity. If any of these third-party products should become unavailable for any reason, fail under operation with the

Company's products, or fail to be supported by their respective vendors, it would be necessary for the Company to redesign its products. There can be no assurance that any redesign could be accomplished in a cost-effective or timely manner. The Company or its customers could also experience difficulties integrating the Company's products with other hardware and software. Furthermore, should new releases of these operating systems, voice hardware cards and software drivers or database connectivity software occur before the Company develops products compatible with such new releases, any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

   YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such noncompliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, the Company is in the process of identifying operating and application software challenges related to the Year 2000. While the Company expects to resolve Year 2000 compliance issues substantially through normal replacement and upgrades of software, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business, financial condition and results of operations.

   IMPLEMENTATION OF NEW FINANCIAL SYSTEM. The Company has decided to replace its existing financial system as part of its ongoing effort to increase operational efficiency. The failure of the Company to implement successfully the new system and to manage effectively the transition from its current system to the new system could have a material adverse effect on the Company's business, financial condition and results of operations.

   For a discussion of additional business risks, see "Business--Product Development," "--Competition," "--Proprietary Rights" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Overview."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements of the Company required by this item are set forth at the pages indicated at Item 14(a). The Supplementary Data required by this item are incorporated by reference from Item 6 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to the directors of the Company is incorporated by reference from the definitive proxy statement for the Company's 1998 annual meeting of stockholders to be filed with the Commission pursuant to

Regulation 14A not later that 120 days after the end of the fiscal year covered by this report (the "Proxy Statement") under the caption "PROPOSAL NO. 1--ELECTION OF DIRECTORS." The information relating to the executive officers of the Company is set forth in Part I of this report under the caption "Item 4A. Executive Officers of the Registrant."

        Information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Proxy Statement under the captions "EXECUTIVE COMPENSATION," "PROPOSAL NO. 1--ELECTION OF DIRECTORS--DIRECTOR COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."


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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Form:

                                                                           PAGE
                                                                           ----
1.  Financial Statements
     Independent Auditors' Report.......................................... 26
     Balance Sheets as of December 31, 1997 and 1996....................... 27
     Statements of Operations for the three years ended December 31, 1997.. 28
     Statements of Stockholders' Equity for the
       three years ended December 31, 1997 ................................ 29
     Statements of Cash Flows for the three years ended December 31, 1997.. 30
     Notes to Financial Statements......................................... 31

2.   Financial Statement Schedule for the years ended
      December 31, 1997, 1996 and 1995
     Schedule II - Valuation and Qualifying Accounts....................... 40

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits: See Index to Exhibits on page 42. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

     None.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Edify Corporation:

   We have audited the accompanying balance sheets of Edify Corporation (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edify Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Mountain View, California                                 KPMG PEAT MARWICK LLP
January 22, 1998

                               EDIFY CORPORATION

                                 BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                     1997          1996
                                                                   --------      --------
                                     ASSETS
Current assets:
  Cash and cash equivalents ..................................     $ 31,790      $ 33,704
  Short-term investments .....................................       11,371        11,136
  Accounts receivable, net of allowance for returns and
    doubtful accounts of $1,629 and $583, respectively .......       16,668         8,837
  Prepaid expenses and other current assets ..................        1,457         1,020
                                                                   --------      --------
         Total current assets ................................       61,286        54,697
Property and equipment, net ..................................        6,953         5,790
Other assets .................................................          241           234
                                                                   --------      --------
         Total assets ........................................     $ 68,480      $ 60,721
                                                                   ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................     $  1,062      $  1,544
  Current installments of capital lease obligations ..........          424           404
  Accrued expenses ...........................................        6,265         5,128
  Unearned revenue ...........................................        4,581         3,751
                                                                   --------      --------
         Total current liabilities ...........................       12,332        10,827
                                                                   --------      --------
Capital lease obligations, excluding current installments ....          340           707
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares - 5,000,000
    Issued and outstanding - none ............................         --            --
  Common stock, $0.001 par value:
     Authorized shares - 55,000,000
     Issued and outstanding - 16,607,327  (16,101,607 in 1996)           17            16
  Additional paid-in capital .................................       66,624        64,208
  Deferred compensation ......................................         (181)         (428)
  Note receivable from stockholder ...........................          (12)          (17)
  Accumulated deficit ........................................      (10,640)      (14,592)
                                                                   --------      --------
         Total stockholders' equity ..........................       55,808        49,187
                                                                   --------      --------
         Total liabilities and stockholders' equity ..........     $ 68,480      $ 60,721
                                                                   ========      ========

                 See accompanying notes to financial statements.

                                EDIFY CORPORATION

                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1997          1996         1995
                                                     --------      --------      --------
 Net revenues:
  License ......................................     $ 34,081      $ 20,134      $ 10,774
  Services and other ...........................       22,971        12,883         5,229
                                                     --------      --------      --------
          Total net revenues ...................       57,052        33,017        16,003

Cost of license revenues .......................          889           450           503
Cost of services and other revenues ............       17,576        10,635         3,865
                                                     --------      --------      --------
          Gross profit .........................       38,587        21,932        11,635
                                                     --------      --------      --------

Operating expenses:
  Product development ..........................       10,066         5,801         2,627
  Sales and marketing ..........................       21,565        15,371         8,015
  General and administrative ...................        4,613         2,946         1,163
                                                     --------      --------      --------
          Total operating expenses .............       36,244        24,118        11,805
                                                     --------      --------      --------
          Income (loss) from operations ........        2,343        (2,186)         (170)
                                                     --------      --------      --------

Interest income ................................        2,078         1,598           143
Interest expense ...............................         (125)         (123)          (58)
                                                     --------      --------      --------
          Interest, net ........................        1,953         1,475            85
                                                     --------      --------      --------
          Income (loss) before income taxes ....        4,296          (711)          (85)
Provision for income taxes .....................          344            44            19
                                                     --------      --------      --------
          Net income (loss) ....................     $  3,952      $   (755)     $   (104)
                                                     ========      ========      ========

Basic net income (loss) per share ..............     $   0.24      $  (0.07)     $  (0.05)
                                                     ========      ========      ========
Shares used in computing basic net income (loss)
   per share ...................................       16,398        10,686         2,283
                                                     ========      ========      ========

Diluted net income (loss) per share ............     $   0.22      $  (0.07)     $  (0.05)
                                                     ========      ========      ========
Shares used in computing diluted net income
   (loss) per share ............................       18,063        10,686         2,283
                                                     ========      ========      ========


                 See accompanying notes to financial statements.

                                EDIFY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                  PREFERRED STOCK             COMMON STOCK        ADDITIONAL      DEFERRED
                                -------------------     -----------------------    PAID-IN      COMPENSATION
                                SHARES       AMOUNT        SHARES       AMOUNT     CAPITAL        (NOTE 5)
                                ------      --------    -----------    --------    -------       ----------
Balances as of
 December 31, 1994............. 8,985,000   $ 16,751      2,255,823    $    2     $    43        $    --


Issuance of Series D
  preferred stock, net ....     1,091,481      7,328           --          --          --             --
Stock options exercised ...          --         --           79,695        --            14           --
Sale of common stock to
  employees, directors and
  consultants .............          --         --           95,625        --            33           --
Series A preferred stock
  warrants exercised ......        33,750         42           --          --          --             --
Deferred compensation
  related to grant of stock
  options .................          --         --             --          --           601           (601)
Amortization of deferred
  compensation ............          --         --             --          --          --               60
Net loss ..................          --         --             --          --          --              --
                             ------------   --------    -----------    --------   ---------      ---------
Balances as of
  December 31, 1995 .......    10,110,231     24,121      2,431,143           2         691           (541)


Conversion of  preferred
  stock to common stock ...   (10,110,231)   (24,121)    10,110,231          10      24,111           --
Sale of common stock,
  net of issuance costs
  of $1,204 ...............          --         --        2,875,000           3      38,875           --
Stock options exercised ...          --         --          622,303           1         228           --
Net exercise of stock
  warrants ................          --         --           62,930        --          --             --
Deferred compensation
  related to grant of stock
  options .................          --         --             --          --           303           (303)
Amortization of deferred
  compensation ............          --         --             --          --          --              416
Net loss ..................          --         --             --          --          --             --
                             ------------   --------    -----------    --------   ---------      ---------
Balances as of
  December 31, 1996 .......          --         --       16,101,607          16      64,208           (428)


Stock options exercised,
  including tax benefit ...          --         --          315,281           1         358           --
Stock purchased under
Employee Stock Purchase
  Plan ....................          --         --          190,439        --         2,058           --
Payment on note receivable
 from  stockholder ........          --         --             --          --          --             --
Amortization of deferred
  compensation ............          --         --             --          --          --              247
Net income ................          --         --             --          --          --             --
                             ------------   --------    -----------   ---------   ---------   ------------
Balances as of
  December 31, 1997 .......          --     $   --       16,607,327    $     17   $  66,624   $       (181)
                             ============   ========    ===========    ========   =========   ============









                                   NOTE
                                 RECEIVABLE                         TOTAL
                                   FROM         ACCUMULATED     STOCKHOLDERS
                                STOCKHOLDER       DEFICIT           EQUITY
                                  --------        --------        --------
Balances as of
 December 31, 1994 ........       $   --          $(13,733)       $  3,063

Issuance of Series D
  preferred stock, net ....           --              --             7,328
Stock options exercised ...           --              --                14
Sale of common stock to
  employees, directors and
  consultants .............            (17)           --                16
Series A preferred stock
  warrants exercised ......           --              --                42
Deferred compensation
  related to grant of stock
  options .................           --              --              --
Amortization of deferred
  compensation ............           --              --                60
Net loss ..................           --              (104)           (104)
                                  --------        --------        --------
Balances as of
  December 31, 1995 .......            (17)        (13,837)         10,419

Conversion of  preferred
  stock to common stock ...           --              --              --
Sale of common stock,
  net of issuance costs
  of $1,204 ...............           --              --            38,878
Stock options exercised ...           --              --               229
Net exercise of stock
  warrants ................           --              --              --
Deferred compensation
  related to grant of stock
  options .................           --              --              --
Amortization of deferred
  compensation ............           --              --               416
Net loss ..................           --              (755)           (755)
                                  --------        --------        --------
Balances as of
  December 31, 1996 .......            (17)        (14,592)         49,187

Stock options exercised,
including tax benefit .....           --              --               359
Stock purchased under
Employee Stock Purchase
  Plan ....................           --              --             2,058
Payment on note receivable
 from  stockholder ........              5            --                 5
Amortization of deferred
  compensation ............           --              --               247
Net income ................           --             3,952           3,952
                                  --------        --------        --------
Balances as of
  December 31, 1997 .......       $    (12)       $(10,640)       $ 55,808
                                  ========        ========        ========


                 See accompanying notes to financial statements.

                                EDIFY CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                           ----------------------------------------
                                                                             1997            1996           1995
                                                                           --------        --------        --------
Cash flows from operating activities:
  Net income (loss) ................................................       $  3,952        $   (755)       $   (104)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization ..................................          3,227           1,563             903
    Provision for returns and doubtful accounts, net of
      write-offs and recoveries ....................................          1,046             408             138
    Amortization of deferred compensation ..........................            247             416              60
    Changes in operating assets and liabilities:
      Accounts receivable ..........................................         (8,877)         (3,245)         (3,784)
      Prepaid expenses and other current assets ....................           (437)           (739)            (91)
      Accounts payable .............................................           (482)            742             479
      Accrued expenses .............................................          1,137           3,257             833
      Unearned revenue .............................................            830           2,290              81
                                                                           --------        --------        --------
        Net cash provided by (used in)
        operating activities .......................................            643           3,937          (1,485)
                                                                           --------        --------        --------
Cash flows from investing activities:
  Purchases of property and equipment, net .........................         (4,355)         (4,875)           (970)
  Purchases of short-term investments ..............................        (15,684)        (24,520)         (5,972)
  Sales and maturities of short-term investments ...................         15,449          19,356             500
  Other assets .....................................................             (7)           (119)            (67)
                                                                           --------        --------        --------
        Net cash used in investing activities ......................         (4,597)        (10,158)         (6,509)
                                                                           --------        --------        --------
Cash flows from financing activities:
  Principal payments under capital lease obligations ...............           (382)           (364)           (311)
  Proceeds from line of credit and repayment of
    shareholder note ...............................................              5            --               300
  Repayments of line of credit .....................................           --              --              (300)
  Proceeds from issuance of common  stock ..........................          2,417          39,107              30
  Proceeds from exercise of preferred stock warrants ...............           --              --                42
  Proceeds from sale of preferred stock ............................           --              --             7,328
                                                                           --------        --------        --------
        Net cash provided by financing activities ..................          2,040          38,743           7,089
                                                                           --------        --------        --------
Increase (decrease) in cash and cash equivalents ...................         (1,914)         32,522            (905)
Cash and cash equivalents at beginning of year .....................         33,704           1,182           2,087
                                                                           --------        --------        --------
Cash and cash equivalents at end of year ...........................       $ 31,790        $ 33,704        $  1,182
                                                                           ========        ========        ========

Supplemental schedule of cash flow information:
  Cash paid during the year for interest ...........................       $    125        $    123        $     57
  Cash paid during the year for taxes ..............................       $     96        $     29        $     18


Supplemental schedule of noncash investing and financing activities:
    Property and equipment acquired under capital lease
      obligations ..................................................       $     35        $    656        $    720
    Accrual of stock option deferred compensation ..................       $   --          $    303        $    601
    Note receivable issued for common stock ........................       $   --          $   --          $     17



                 See accompanying notes to financial statements.

                                EDIFY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

(1)  THE COMPANY

   Edify Corporation (the "Company") was incorporated on October 19, 1989. The Company develops and markets self service software and provides application development consulting, installation and post-contract customer support services. The principal markets for the Company's products are i) human resource and customer service departments for a wide variety of companies, and ii) banking and financial services companies. In April 1996, the Company reincorporated as a Delaware corporation.


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

   Short-Term Investments

   Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires entities to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity," "available-for-sale" or "trading," and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified its investments in certain debt securities as available-for-sale. The cost of securities sold is based upon the specific identification method.

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

   Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the respective assets, generally three years for equipment and office furniture and the shorter of the useful life of the asset or the remaining lease term for leasehold improvements. Equipment under capital leases is amortized on a straight-line basis, generally 42 months.

   Software Development Costs

   Product development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, any additional software development costs would be capitalized in accordance with SFAS No. 86. Through December 31, 1997, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized to date.

   Revenue Recognition

   Revenue on the licensing of software products is generally recognized upon shipment, net of estimated allowances for product returns. Software license revenues are recognized upon shipment only if no significant vendor obligations remain and collection of the resulting receivables is deemed probable. In certain contracts, shipment is defined as delivery of a product master for noncancelable product licensing arrangements under which the customer has certain software reproduction and distribution rights. Revenue on post-contract customer support and service contracts is recognized ratably over the contract period and as the services are performed, respectively. Fixed price consulting contract revenues are recognized based on the percentage of completion method. Estimated losses are recorded in the period in which they become known. Time and materials contracts are recognized as services are performed.

   In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." SOP No. 97-2 is effective for fiscal years beginning after December 15, 1997, and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP No. 97-2 supersedes SOP No. 91-1, Software Revenue Recognition, and requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or post contract customer support. Fair values are based upon vendor specific objective evidence. If evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered. Application of SOP No. 97-2 is not anticipated to materially impact the Company's revenue.

   Net Income (Loss) Per Share

   The Company adopted SFAS No. 128, "Earnings Per Share" in 1997 and restated all comparative per share amounts for prior periods. SFAS No. 128 requires the presentation of basic earnings per share and, for companies with potentially dilutive securities, such as options, diluted earnings per share.

   Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, convertible preferred stock outstanding and common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method.

   In February 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 98 which changes the calculation of earnings per share in periods prior to initial public offerings as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price within a one year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock option, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. Based on the Company's current understanding of the definition of "nominal consideration," the Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Per share results for periods prior to or including the Company's initial public offering have been restated in accordance with SAB No. 98.

   Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, and requires that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements.

   The Company has elected to continue to use the intrinsic value-based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, the Company has made the required pro forma disclosures in Note 7 to these financial statements.

   Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

   Business Segments

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Company is in the process of evaluating its disclosure requirements under this standard. SFAS No. 131 is effective for annual financial statements for periods beginning after December 15, 1997 and for interim periods after the first year of adoption.

   Income Taxes

   The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in operating results in the period that includes the enactment date.


(3)  NET INCOME (LOSS) PER SHARE

   The Company has adopted SFAS No. 128, "Earnings Per Share." In accordance with SFAS No. 128, primary net income (loss) per share has been replaced with basic net income (loss) per share, and fully diluted net income (loss) per share has been replaced with diluted net income (loss) per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method. Prior periods have been restated to conform with SFAS No. 128 and SAB No. 98. Accordingly, the number of shares used and the resulting net loss per share amounts for 1996 and 1995 differ from those amounts previously presented.

   The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         1997           1996            1995
                                                       -------       ---------        -------
Net income (loss) ..............................       $ 3,952       $    (755)       $  (104)
                                                       =======       =========        =======
 Basic:
  Weighted average common shares outstanding
   used in computing basic net income (loss) per
   share .......................................        16,398          10,686          2,283
                                                       =======       =========        =======
  Basic net income (loss) per share ............       $  0.24       $   (0.07)       $ (0.05)
                                                       =======       =========        =======
 Diluted:
  Weighted average common shares outstanding ...        16,398          10,686          2,283
  Dilutive options outstanding .................         1,665            --             --
                                                       -------       ---------        -------
    Shares used in computing diluted net income
   (loss) per share ............................        18,063          10,686          2,283
                                                       =======       =========        =======
  Diluted net income (loss) per share ..........       $  0.22       $   (0.07)       $ (0.05)
                                                       =======       =========        =======

(4)  BALANCE SHEET COMPONENTS

   Investments

   Under the provisions of SFAS No. 115, debt and equity securities classified as available-for-sale securities for which cost approximated market value as of December 31, 1997 and 1996 with maturities generally within one year, consisted of the following (in thousands):

                                         DECEMBER 31,
                                     -------------------
                                       1997       1996
                                     -------     -------
    Government agency securities     $11,207     $ 8,374
    Commercial paper ...........      10,634       8,172
    Corporate bonds ............        --         4,058
                                     -------     -------
                                     $21,841     $20,604
                                     =======     =======

   These investments were classified on the balance sheet as follows (in thousands):

                                         DECEMBER 31,
                                  --------------------------
                                   1997               1996
                                  -------            -------
Cash equivalents .............    $10,470            $ 9,468
Short-term investments .......     11,371             11,136
                                  -------            -------
                                  $21,841            $20,604
                                  =======            =======

   Gains and losses from sales of available-for-sale securities were not significant for the years ended December 31, 1997, 1996 or 1995.

   Property and Equipment

   A summary of property and equipment is as follows (in thousands):

                                          DECEMBER 31,
                                     ---------------------
                                      1997           1996
                                     -------        -------
Computer equipment ..........        $11,011        $ 7,518
Office furniture and fixtures          2,273          1,548
Leasehold improvements ......            880            708
                                     -------        -------
                                      14,164          9,774
Less accumulated depreciation
  and amortization ..........          7,211          3,984
                                     -------        -------
                                     $ 6,953        $ 5,790
                                     =======        =======

   Property and equipment as of December 31, 1997 and 1996 includes equipment under capital leases of approximately $1,652,000 and $1,617,000, respectively, and related accumulated amortization of approximately $1,010,000 and $583,000, respectively.

   Accrued Expenses

   A summary of accrued expenses is as follows (in thousands):

                                              DECEMBER 31,
                                         --------------------
                                          1997         1996
                                         ------        ------
Accrued commissions and bonuses ....     $2,372        $1,541
Accrued payroll and related items ..      2,145         2,224
Other liabilities ..................      1,748         1,363
                                         ------        ------
                                         $6,265        $5,128
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

(5)  INCOME TAXES

   The provision for income taxes in 1997, 1996 and 1995 was as follows (in thousands):

                                               1997       1996        1995
                                               ----       ----        ----
Current:
  Federal .............................        $194        $--         $--
  State ...............................          64          17           2
  Foreign .............................          40          27          17
                                               ----        ----        ----
      Total current ...................         298          44          19
Charge in lieu of taxes attributable to
   employer stock option plans ........          46         --          --
                                               ----        ----        ----
Total tax provision ...................        $344        $ 44        $ 19
                                               ====        ====        ====

   Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to profit (loss) before taxes) as follows (in thousands):

                                                  1997            1996           1995
                                                -------         -------         -------
Income tax expense (benefit) at federal
   statutory rate ......................        $ 1,461         $  (242)        $   (29)
State income tax, net of federal benefit             54              11               2
Unutilized net operating loss ..........           --              --                29
Change in beginning of year valuation
   allowance ...........................         (1,514)            184            --
Alternative minimum tax ................             99            --              --
Other, net .............................            244              91              17
                                                -------         -------         -------
                                                $   344         $    44         $    19
                                                =======         =======         =======

   The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1997 and 1996 are presented below (in thousands):

                                                                1997       1996
                                                          ----------   ---------
    Deferred tax assets:
      Capitalized start-up costs.......................   $       --   $    106
      Deferred research expenses.......................          428        859
      Accrued expenses and reserves....................        2,346      1,835
      Property and equipment depreciation..............           15         90
      Net operating loss carryforwards.................        1,441      2,515
      Research credit carryforwards....................        1,722        906
                                                          ----------   --------
              Total gross deferred tax assets..........        5,952      6,311
      Less valuation allowance.........................        5,952      6,311
                                                          ----------   --------
              Net deferred tax assets..................   $       -- $       --
                                                          ========== ==========

   The net change in the total valuation allowance for the year ended December 31, 1997 was a decrease of $359,000. The Company's accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

   The Company has net operating loss carryforwards for federal purposes of approximately $4.2 million. These carryforwards expire in years 2005 through 2010. The Company also has research and development tax credit carryforwards of approximately $903,000 and $676,000 for federal and state tax purposes, respectively. The federal research and development tax credit carryforwards expire in years 2005 through 2012. There is no expiration provision for California research and development tax credit. In addition, the Company has foreign tax credits and alternative minimum tax credit of $77,000 and $66,000, respectively. The foreign tax credits expire in years 2001 through 2002. There is no expiration provision for the alternative minimum tax credit. Included in gross deferred tax assets above is approximately $574,000 related to stock option compensation for which the benefit, when realized, will be recorded to equity.

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


(6)  STOCKHOLDERS' EQUITY

   Preferred Stock

   The Board of Directors has authority to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and rights of each series and any qualifications, limitations or restrictions thereon without any further vote or action by the stockholders.

   Common Stock

   The Company has periodically sold shares of common stock to its employees, directors, and other individuals under Restricted Stock Purchase Agreements (the "Agreements") at prices not less than the fair market value of such stock at the date of issuance as determined by the Board of Directors. Pursuant to the Agreements, the Company has the option to repurchase the unvested common stock at the original purchase price in the event that an individual ceases to be an employee or director of the Company. The stock generally vests either (a) to the extent of 20% of the shares upon the first 12-month anniversary of the employee's hire date and an additional 1/48 of the unvested shares ratably over the following 48 months or (b) to the extent of 25% of the shares upon the first 12-month anniversary of the employee's hire date and an additional 1/36 of the unvested shares ratably over the following 36 months. As of December 31, 1997, 49,000 shares were subject to repurchase.


(7) INCENTIVE AND BENEFIT PLANS

   1996 Directors Stock Option Plan

   In March 1996, the Company adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 100,000 shares of common stock for issuance under this plan. Each eligible director was automatically granted an initial option to purchase 7,500 shares. Each eligible director who first becomes a member of the Board thereafter will automatically be granted an option to purchase 15,000 shares upon joining the Board. At each Annual Meeting of Stockholders of the Company, each eligible director will automatically be granted an additional option to purchase 7,500 shares if such director has served continuously as a member of the Board since the date of grant of such director's initial option. All options issued under the Directors Plan vest as to 1/48 of the shares per month, provided the optionee continues as a member of the Board or as a consultant to the Company. As of December 31, 1997, 60,000 shares at a weighted average exercise price of $13.92 had been granted under the Directors Plan, and 13,053 shares were exercisable.

   1996 Equity Incentive Plan and 1990 Stock Option Plan (the "Incentive Plans")

   The Company's 1996 Equity Incentive Plan became effective on May 2, 1996 and serves as the successor to the Company's 1990 Stock Option Plan. The 1996 Equity Incentive Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisers. Under the 1990 Stock Option Plan, options were granted to employees, officers, directors, consultants, independent contractors and advisers to purchase common stock at not less than the fair market value of the Company's common stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonqualified stock options). Shares under options for both plans generally become exercisable to the extent of 25% upon the first 12-month anniversary of the grant date and an additional 1/36 of the unvested shares vesting ratably over the following 36 months, and expire 10 years from the grant date. At the May 1997 Annual Meeting of Stockholders of the Company, 1,300,000 additional shares were authorized for the Incentive Plans. At December 31, 1997, the Company had reserved 4,423,698 shares of common stock for issuance under these plans and 1,484,073 shares remained available for grant.

   A summary of activity under the Directors Plan and the Incentive Plans is as follows:

                                                     YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------
                                        1997                     1996                  1995
                               ------------------------ ----------------------- --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE               AVERAGE
                                             EXERCISE               EXERCISE               EXERCISE
                                 OPTIONS       PRICE     OPTIONS      PRICE      OPTIONS    PRICE
----------------------------------------------------------------------------------------------------
Outstanding - beginning
   of year....................    2,373,989   $   3.96  2,380,516     $   0.68  1,780,774  $   0.25
Granted.......................    1,158,305      13.54    670,796        12.26    739,915      1.64
Exercised.....................     (315,281)      0.99   (622,303)        0.23    (79,695)     0.18
Canceled......................     (217,388)      9.04    (55,020)        5.78    (60,478)     0.32
----------------------------------------------------------------------------------------------------
Outstanding - end of year.....    2,999,625       7.61  2,373,989         3.96  2,380,516      0.68
----------------------------------------------------------------------------------------------------
Weighted average fair value
 of options granted,
 calculated under SFAS No. 123
 (see below)..................                $   7.22                $   6.29             $   1.17

   The Company has recorded deferred compensation of $0, $303,000 and $601,000 for the difference between the grant price and the deemed fair value of the common stock underlying certain options granted in 1997, 1996 and 1995, respectively. These amounts are being amortized over the vesting period of the individual options, generally four years. Amortization of deferred compensation was approximately $247,000, $416,000 and $60,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


   The following table summarizes information as of December 31, 1997:

                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                   -------------------------------------------- ----------------------------
                                    WEIGHTED
                                     AVERAGE       WEIGHTED                     WEIGHTED
                                    REMAINING       AVERAGE                      AVERAGE
    RANGE OF                       CONTRACTUAL     EXERCISE                     EXERCISE
 EXERCISE PRICES      NUMBER          LIFE           PRICE         NUMBER         PRICE
------------------ -------------- -------------- -------------- ------------- --------------
 $ 0.10 - $ 0.35       1,065,998           6.31       $   0.30       757,075       $   0.29
 $ 3.00 - $ 8.00         533,742           8.05           4.47       254,381           4.31
 $ 9.38 - $14.38         666,195           9.44          12.12        59,495          11.67
 $14.50 - $23.25         733,690           9.31          16.42        98,179          17.50
------------------ -------------- -------------- -------------- ------------- --------------
 $ 0.10 - $23.25       2,999,625           8.05       $   7.61     1,169,130       $   3.19

   1996 Employee Stock Purchase Plan

   In March 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 300,000 shares of common stock for issuance under this plan. At the May 1997 Annual Meeting of Stockholders of the Company, 300,000 additional shares were authorized for the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions of between 2% and 10% of their compensation, up to an aggregate total payroll deduction not to exceed $21,250 in any calendar year. Each offering under the Purchase Plan is for a period of twenty-four months, and each offering period consists of four purchase periods, each six months in length. The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. As of December 31, 1997, 190,439 shares had been issued under the Purchase Plan at an average purchase price of $10.78.

   Retirement and Savings Program

   The salary deferral "401(k)" plan allows employees to defer up to 20% of their salary subject to certain limitations. The Company may make discretionary contributions to the plan; however, no employer contributions have been made since inception.

   Accounting for Stock-Based Compensation Under SFAS No. 123

   The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted to employees under its stock plans. Had compensation cost for the Company's three stock plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's operating results and results per share would have changed to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               1997             1996             1995
                                                           --------        ---------       ----------
        Net income (loss) - as reported...........            3,952        $   (755)       $    (104)
        Net income (loss) - pro forma.............              564        $ (1,412)       $     (82)

        Basic net income (loss) per share - as
        reported..................................          $  0.24        $  (0.07)        $  (0.05)
        Basic net income (loss) per share - pro
        forma.....................................          $  0.03        $  (0.13)        $  (0.04)

        Diluted net income (loss) per share - as
        reported..................................          $  0.22        $  (0.07)        $  (0.05)
        Diluted net income (loss) per share - pro
        forma.....................................          $  0.03        $  (0.13)        $  (0.04)

   The fair value of each option grant and Purchase Plan share issuable during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1997             1996             1995
                                                          ---------        ---------        ---------
      Expected dividend yield....................                0%               0%               0%
      Expected stock price volatility............               63%              43%               0%
      Risk-free interest rate....................             6.26%            6.26%            6.08%
      Expected life of options...................           4 years          4 years          4 years
      Expected life of Purchase Plan rights......          6 months         6 months         6 months

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee and director stock options and shares issuable under the Purchase Plan have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options and shares issuable pursuant to the Purchase Plan.

(8)  COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leases its principal office under a noncancelable operating lease agreement that expires in September 1999. The Company leases certain equipment under capital leases. As of December 31, 1997, minimum lease payments under all noncancelable lease agreements were as follows (in thousands):

    YEARS ENDING                                             CAPITAL  OPERATING
    DECEMBER 31,                                              LEASES     LEASES
                                                             -------   --------
    1998..............................................       $   535   $  2,223
    1999..............................................           269      1,651
    2000..............................................            21         42
                                                             -------   --------
    Total minimum lease payments......................           825   $  3,916
                                                                       ========
    Less amount representing interest.................            61
                                                             -------
    Present value of minimum lease payments...........           764
    Less current portion..............................           424
                                                             -------
    Long-term capital lease obligations...............       $   340
                                                             =======

   Rent expense was approximately $2,012,000, $1,149,000 and $534,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

   Contingencies

   In April 1996, the Company received a letter from Lucent inviting the Company to negotiate a license of Lucent's patents. Since then, Lucent has asserted that it believes that certain of the Company's products infringe certain of Lucent's patents and has offered to license those patents to the Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. The Company believes that it has substantial arguments that its current products do not violate any valid claims of the Lucent patents referenced in the April 1996 letter and is in the process of investigating the patents referenced in the November 1997 letter. The Company has had several discussions with Lucent regarding the potential licensing of the patents referenced in Lucent's letters and is currently engaged in such discussions. Based on these discussions, it appears that obtaining a license from Lucent may require the payment of a substantial license fee and possibly ongoing royalties, which could have a material adverse effect on the Company's results of operations in the periods when such payments are made, although the Company does not believe that such payments would have a material adverse effect on the Company's financial condition or liquidity. In the event that the Company cannot come to an agreement with Lucent, the Company may be drawn into litigation with Lucent. Such litigation could be protracted and expensive, and the outcome cannot be predicted. There can be no assurance that the costs associated with participating in or settling such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations.

   The Company is party to various other matters arising in the ordinary course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position or results of operations.


(9)  LINE OF CREDIT

   The Company has an $8 million line of credit which expires in December 1998, bears interest at the bank's prime rate (8.50% as of December 31, 1997) and contains certain financial covenants. The Company was in compliance with those covenants at December 31, 1997. As of December 31, 1997 and 1996, there were no borrowings outstanding under this line of credit.

                                EDIFY CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                               ADDITIONS
                                                           --------------------
                                             BALANCE AT   CHARGED TO    CHARGED                    BALANCE
                                              BEGINNING    COSTS AND    TO OTHER                    AT END
              CLASSIFICATION                   OF YEAR     EXPENSES    ACCOUNTS(1) DEDUCTIONS(2)   OF YEAR
              --------------                   -------     --------    ---------   -------------    -------

Allowance for returns and doubtful accounts
   Year ended December 31, 1995 ...........     $   37     $  465     $       123     $ (450)       $  175
                                                ======     ======     ===========     ======        ======
   Year ended December 31, 1996 ...........     $  175     $  710     $      --       $ (302)       $  583
                                                ======     ======     ===========     ======        ======
   Year ended December 31, 1997 ...........     $  583     $1,456     $       220     $ (630)       $1,629
                                                ======     ======     ===========     ======        ======

----------

(1)  Includes charges to unearned revenue.

(2) Includes write-offs of accounts and credits issued.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Edify Corporation


Date: March 27, 1998                         /s/ Stephanie A. Vinella
                                             ------------------------
                                             Stephanie A. Vinella
                                             Chief Financial Officer (Principal
                                             Financial Officer)


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey M. Crowe and / or Stephanie A. Vinella as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons on behalf of the registrant and in the capacities on the date indicated.


        Signature                                   Title
------------------------         -----------------------------------------------


/s/ Jeffrey M. Crowe             President, Chief Executive Officer and Director
------------------------         (Principal Executive Officer)
(Jeffrey M. Crowe)

/s/ Stephanie A. Vinella         Vice President of Finance and Administration,
------------------------         Chief Financial Officer
(Stephanie A. Vinella)           (Principal Financial Officer and Principal
                                 Accounting Officer)

/s/ Stephen M. Berkley           Director
------------------------
(Stephen M. Berkley)

/s/ Kelly D. Conway              Director
------------------------
(Kelly D. Conway)

/s/ Tench Coxe                   Director
------------------------
(Tench Coxe)

/s/ Donald R. Hollis             Director
------------------------
(Donald R. Hollis)

/s/ Stewart A. Schuster          Director
------------------------
(Stewart A. Schuster)

                                INDEX TO EXHIBITS


3.03.1   Restated Certificate of Incorporation. (1)

3.04.2   Bylaws. (2)

4.01     Second Amended and Restated Registration Rights Agreement, dated as of
         October 26, 1995. (3)

10.01    Registrant's 1990 Stock Option Plan, as amended and related documents.
         (4) *

10.02    Registrant's 1996 Equity Incentive Plan and related documents. (5) *

10.03    Registrant's 1996 Directors Stock Option Plan and related documents.
         (6) *

10.04    Registrant's 1996 Employee Stock Purchase Plan and related documents.
         (7) *

10.05    First Amendment to Loan Documents dated December 29, 1997 between
         Registrant and Imperial Bank (amending Credit Terms and Conditions and related documents) and related documents.

10.06 Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (4) *

10.07    Office Lease Agreement dated June 11, 1990 between San Tomas No. 1
         Limited Partnership and Registrant, as amended. (4)

10.08    Sublease dated August 14, 1995 between Advantest America, Inc. and the
         Registrant. (4)

10.09    Master Lease Agreement dated May 15, 1992 between Comdisco, Inc. and
         Registrant, as amended and related documents. (4)

10.10 Credit Terms and Conditions dated December 30, 1996 between Registrant and Imperial Bank and related documents. (8)

23.01    Consent of Independent Auditors.

24.01    Power of Attorney (see page 41 of this report).

27.01    Financial Data Schedule.

27.02    Restated Financial Data Schedule (1996 restated to reflect adoption of
         SFAS No. 128).

----------
*    Management contract or compensatory arrangement.

(1) Incorporated by reference to Exhibit 3.03.1 to Registrant's Form 10-K for the year ended December 31, 1996 (the "1996 10-K").

(2) Incorporated by reference to Exhibit 3.04 to Registrant's Registration Statement on Form S-1 (No. 333-02020), declared effective on May 2, 1996 (the "Form S-1").

(3) Incorporated by reference to Exhibit 4.02 to the Form S-1.

(4) Incorporated by reference to the Exhibit of the same number to the Form S-1.

(5) Incorporated by reference to Exhibit 4.03 to Registrant's Registration Statement on Form S-8 (No. 333-31833) filed on July 22, 1997 (the "Form S-8").

(6) Incorporated by reference to Exhibit 10.03 to Registrant's Form 10-Q for the quarter ended June 30, 1997.

(7) Incorporated by reference to Exhibit 4.04 to the Form S-8.

(8) Incorporated by reference to Exhibit 10.10 to the 1996 10-K.