Form 10-Q
period 1998-03-31
EDIFY CORP
filed 1998-05-15
CIK 879898

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                   ----------

                                 (408) 982-2000
              (Registrant's telephone number, including area code)

                                   ----------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1) Yes [X]  No  [ ]



As of March 31, 1998, there were 16,927,407 shares of the Registrant's common stock outstanding.

================================================================================

--------------------------------------------------------------------------------
EDIFY CORPORATION
FORM 10-Q
INDEX
--------------------------------------------------------------------------------

                                                                                                                    PAGE
                                                                                                                   NUMBER
PART I               FINANCIAL INFORMATION

ITEM 1:              Condensed Consolidated Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997.............     3

                     Condensed Consolidated Statements of Operations for the three months ended March 31, 1998
                          and 1997................................................................................     4

                     Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998
                          and 1997................................................................................     5

                     Notes to Condensed Consolidated Financial Statements.........................................     6

ITEM 2:              Management's Discussion and Analysis of Financial Condition and Results of Operations........     8

ITEM 3:              Quantitative and Qualitative Disclosures About Market Risk...................................    16



PART II              OTHER INFORMATION

ITEM 1:              Legal Proceedings............................................................................    17

ITEM 2:              Changes in Securities and Use of Proceeds....................................................    17

ITEM 3:              Defaults Upon Senior Securities..............................................................    17

ITEM 4:              Submission of Matters to a Vote of Security Holders..........................................    17

ITEM 5:              Other Information............................................................................    17

ITEM 6:              Exhibits and Reports on Form 8-K.............................................................    17

                     Signatures...................................................................................    18

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                EDIFY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                  MARCH 31,       DECEMBER 31,
                                                                    1998              1997
                                                                  --------          --------
                                    ASSETS
Current assets:
    Cash, cash equivalents and short-term investments ...         $ 44,460          $ 43,161
    Accounts receivable, net ............................           13,819            16,668
    Prepaid expenses and other current assets ...........            1,580             1,457
                                                                  --------          --------

           Total current assets .........................           59,859            61,286
Property and equipment, net .............................            7,011             6,953
Other assets ............................................              237               241
                                                                  --------          --------

           Total assets .................................         $ 67,107          $ 68,480
                                                                  ========          ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................         $  1,146          $  1,062
    Current installments of capital lease obligations ...              413               424
    Accrued expenses ....................................            4,960             6,265
    Unearned revenue ....................................            4,686             4,581
                                                                  --------          --------
           Total current liabilities ....................           11,205            12,332
                                                                  --------          --------
Capital lease obligations, excluding current installments              250               340
Commitments and contingencies
Stockholders' equity:
    Common stock ........................................               17                17
    Additional paid-in capital ..........................           67,974            66,624
    Deferred compensation and other .....................             (157)             (193)
    Accumulated deficit .................................          (12,182)          (10,640)
                                                                  --------          --------
           Total stockholders' equity ...................           55,652            55,808
                                                                  --------          --------

           Total liabilities and stockholders' equity ...         $ 67,107          $ 68,480
                                                                  ========          ========





See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             1998         1997
                                                           --------     -------
 Net revenues:
   License ............................................    $  7,058     $ 7,132
   Services and other .................................       6,700       5,178
                                                           --------     -------
      Total net revenues ..............................      13,758      12,310
 Cost of license revenues .............................         296         131
 Cost of services and other revenues ..................       4,870       4,377
                                                           --------     -------
      Gross profit ....................................       8,592       7,802
                                                           --------     -------
 Operating expenses:
   Product development ................................       2,534       2,098
   Sales and marketing ................................       6,784       4,521
   General and administrative .........................       1,274       1,027
                                                           --------     -------
      Total operating expenses ........................      10,592       7,646
                                                           --------     -------
      Income (loss) from operations ...................      (2,000)        156
 Interest income, net .................................         480         492
                                                           --------     -------
      Income (loss) before income taxes ...............      (1,520)        648
 Provision for income taxes ...........................          22          53
                                                           --------     -------
      Net income (loss) ...............................    $ (1,542)    $   595
                                                           ========     =======

 Basic net income (loss) per share ....................    $  (0.09)    $  0.04
                                                           ========     =======
 Shares used in computing basic net income (loss) per
   share ..............................................      16,770      16,244
                                                           ========     =======

 Diluted net income (loss) per share ..................    $  (0.09)    $  0.03
                                                           ========     =======
 Shares used in computing diluted net income (loss) per
   share ..............................................      16,770      17,942
                                                           ========     =======








See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                             1998         1997
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) .................................................    $ (1,542)    $    595

    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization ..................................         973          766

       Amortization of deferred compensation ..........................          36           84

       Changes in operating assets and liabilities:
          Accounts receivable .........................................       2,849       (1,372)

          Prepaid expenses and other current assets ...................        (123)        (224)

          Accounts payable ............................................          84         (574)

          Accrued expenses ............................................      (1,305)      (1,014)

          Unearned revenue ............................................         105           17
                                                                           --------     --------

             Net cash provided by (used in) operating activities ......       1,077       (1,722)
                                                                           --------     --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net ..........................      (1,031)      (1,151)

    Purchases of short-term investments ...............................      (1,998)      (5,292)

    Sales and maturities of short-term investments ....................       9,333        1,955

    Other assets ......................................................           4           --
                                                                           --------     --------

             Net cash provided by (used in) investing activities ......       6,308       (4,488)
                                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations ................        (101)         (97)

    Net proceeds from issuance of common stock ........................       1,350        1,280
                                                                           --------     --------
             Net cash provided by financing activities ................       1,249        1,183
                                                                           --------     --------
Increase (decrease) in cash and cash equivalents ......................       8,634       (5,027)

Cash and cash equivalents at beginning of period ......................      31,790       33,704
                                                                           --------     --------
Cash and cash equivalents at end of period ............................    $ 40,424     $ 28,677
                                                                           ========     ========

Supplemental schedule of cash flow information:
    Cash paid during the period for interest ..........................    $     27     $     30

    Cash paid during the period for taxes .............................    $    141     $     49

Supplemental schedule of noncash investing and financing activities:
    Property and equipment acquired under capital lease obligations ...    $   --       $     35



See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)     NET INCOME (LOSS) PER SHARE

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in 1997 and restated all comparative per share amounts for prior periods. SFAS No. 128 requires the presentation of basic earnings per share and, for companies with potentially dilutive securities, such as options, diluted earnings per share.

        Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock and, when dilutive, common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method.

        In accordance with SFAS No. 128, primary net income (loss) per share has been replaced with basic net income (loss) per share, and fully diluted net income (loss) per share has been replaced with diluted net income (loss) per share which includes potentially dilutive securities such as outstanding options and convertible securities, using the treasury stock method. Prior periods have been restated to conform with SFAS No. 128. Accordingly, the number of shares used and the resulting net loss per share amounts for 1997 differ from those amounts previously presented.

        The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                           1998        1997
                                                          -------     -------
Net income (loss) ....................................    $(1,542)    $   595
                                                          =======     =======
 Basic:
  Weighted average common shares outstanding used
in computing basic net income (loss) per share .......     16,770      16,244
                                                          =======     =======
  Basic net income (loss) per share ..................    $ (0.09)    $  0.04
                                                          =======     =======
 Diluted:
  Weighted average common shares outstanding .........     16,770      16,244
  Dilutive options outstanding .......................         --       1,698
                                                          -------     -------
    Shares used in computing diluted net income (loss)
    per share ........................................     16,770      17,942
                                                          =======     =======
  Diluted net income (loss) per share ................    $ (0.09)    $  0.03
                                                          =======     =======

        As of March 31, 1998 and 1997, there were 2,766,078 and 422,127 options to acquire shares of common stock with weighted-average exercise prices of $8.37 and $17.23, respectively, which could potentially dilute basic earnings per share in the future but which were not included in diluted earnings per share as their effect was antidilutive in the periods presented.

(3)     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed from those amounts reported as net income (loss) in the consolidated statements of operations.

        Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for annual financial statements for periods beginning after December 15, 1997, and for interim periods after the first year of adoption. The Company has not yet determined the impact of adopting its disclosure requirements.

(4)     CONTINGENCIES

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


--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


        This Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those indicated by the forward-looking statements herein. Factors that could cause or contribute to such differences include, but are not limited to, those set forth below in "Factors That May Affect Future Operating Results" as well as those discussed in the "Business Risks" section included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS

NET REVENUES

           Total net revenues were $13.8 million for the quarter ended March 31, 1998 as compared to $12.3 million for the comparable 1997 quarter, representing an increase of 11.8%. The Company's revenues are principally derived from software licenses and fees for services, which generally are charged separately. Revenues are recorded net of reserves for potential product returns, which have not been significant to date. In the three-month periods ended March 31, 1998 and 1997, 5% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its international operations and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance, and there can be no assurance that such expansion will be successful.

        LICENSE REVENUES. License revenues were $7.1 million for each of the quarters ended March 31, 1998 and 1997. License revenues were flat due to an increase in direct revenues offset by a decrease in indirect revenues. Revenue from the Company's channel partners decreased in the first quarter of 1998 due to various factors relating to transitions to the Company's Windows NT-based software delivered in the fourth quarter of 1997. The prices of the Company's Electronic Workforce licenses have remained relatively constant during the comparable periods of 1998 and 1997. The Company does not believe that the historical growth rates of license revenues are indicative of future results.

        SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $6.7 million for the quarter ended March 31, 1998 as compared to $5.2 million for the comparable 1997 quarter. Services and other revenues as a percentage of total net revenues increased to 48.7% for the quarter ended March 31, 1998 from 42.1% for the quarter ended March 31, 1997. The increase in services and other revenues in absolute dollars occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support and installation services associated with increased volume of licenses of the Company's software. The increase in services and other revenues as a percentage of total net revenues was due primarily to increased services and other revenues as compared to flat license revenues from 1997 to 1998. The Company does not expect historical growth rates of its services revenues to be sustainable. To the extent services and other revenues is a higher percentage of total net revenues, overall gross profit margins may be adversely impacted.

COST OF REVENUES

        COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $296,000 and $131,000 for the quarters ended March 31, 1998 and 1997, representing 4.2% and 1.8% of the related license revenues for the respective quarters. The increase in the cost of license revenues in absolute dollars and as a percentage of license revenues from 1997 to 1998 was due primarily to the costs of third-party technology used for particular customers. If the Company were required to obtain licenses from third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly.

        COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $4.9 million and $4.4 million for the quarters ended March 31, 1998 and 1997, representing 72.7% and 84.5% of the related services and other revenues for the respective quarters. The increase in absolute dollars for the comparable quarterly periods was due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The cost of services and other revenues as a percentage of services and other revenues may vary between periods due to the amount and mix of services provided by the Company and to varying levels of expenditures to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

PRODUCT DEVELOPMENT

        Product development expenses were $2.5 million and $2.1 million, or 18.4% and 17.0% of total net revenues, for the quarters ended March 31, 1998 and 1997, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increase in absolute dollars for the comparable periods was attributable primarily to increased staffing related to the development of application products and ongoing enhancements to Electronic Workforce. The increase in product development expenses as a percentage of total net revenues was due primarily to increased expenses as compared to flat license revenues from 1997 to 1998. The Company believes that significant investments in product development are required to remain competitive. As a result, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels.

        In accordance with SFAS No. 86, the Company expects to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. To date, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized in the accompanying statements of operations.

SALES AND MARKETING

        Sales and marketing expenses were $6.8 million and $4.5 million, or 49.3% and 36.7% of total net revenues, for the quarters ended March 31, 1998 and 1997, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increase in absolute dollars for the comparable periods was due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The increase in sales and marketing expenses as a percentage of total net revenues was due primarily to increased expenses as compared to flat license revenues from 1997 to 1998. The Company expects to continue to expand its field sales and marketing efforts, its third party value added reseller ("VAR") distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. In addition, sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses were $1.3 million and $1.0 million, or 9.3% and 8.3% of total net revenues, for the quarters ended March 31, 1998 and 1997, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in absolute dollars for the comparable periods was attributable primarily to an increase in the provision for doubtful accounts. The increase in general and administrative expenses as a percentage of total net revenues was due primarily to increased expenses as compared to flat license revenues from 1997 to 1998. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenses will increase in absolute dollars in the future.

INTEREST INCOME, NET

        Interest income, net was $480,000 for the quarter ended March 31, 1998, comparable to $492,000 for the quarter ended March 31, 1997.

PROVISION FOR INCOME TAXES

        The provision for income taxes was $22,000 and $53,000 for the quarters ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, the provision for income taxes relates primarily to state income and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company's cash, cash equivalents and short-term investments totaled $44.5 million. At March 31, 1998, the Company also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1998 and contains certain financial covenants, with which the Company was in compliance. Borrowings accrue interest at the bank's prime rate. As of March 31, 1998, there were no borrowings outstanding under this line of credit.

        For the three months ended March 31, 1998, operating activities provided cash of $1.1 million, resulting primarily from decreases in accounts receivable and depreciation and amortization, partially offset by a net loss and a decrease in accrued expenses. Investing activities provided cash of $6.3 million from the net sale and maturity of $7.3 million in short-term investments, partially offset by the purchase of $1.0 million in property and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. Net cash generated from financing activities of $1.2 million was related primarily to proceeds from the issuance of the Company's common stock through its Employee Stock Purchase Plan and stock option exercises.

        At March 31, 1998, the Company's working capital was $48.7 million. In 1998, the Company expects to incur costs in excess of $500,000 associated with the implementation of a new financial system to replace its current system. The Company has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under its facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, the Company's expected mix of revenues, expected gross margins on license revenues and services and other revenues, certain expected operating expense levels and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The revenue levels and results of operations achieved during the quarter ended March 31, 1998 are not necessarily indicative of the results that may be achieved in any future period. There can be no assurance that the Company will achieve or sustain profitability or experience growth in revenues in any future quarter. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, sales force initiatives, transitions to new products, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products or product enhancements, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, expand its international operations, fund greater levels of product development, broaden its consulting services and customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

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

        Based upon all of the foregoing, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total net revenues or increase or sustain its rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

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

        An integral part of the Company's strategy is to develop multiple distribution channels, including a field sales force, VARs and OEMs. The Company intends to increase its reliance on third-party distribution partners in the future. The Company is expending and intends to continue to expend significant resources to develop the VAR channel. VARs and OEMs are not, however, subject to any minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain VARs and OEMs may offer competing products that they produce or that are produced by third parties. There can be no assurance that the Company's existing VARs will continue to provide the level of services and technical support necessary to provide a complete self service solution to the Company's customers, that they will transition smoothly to sales of new products or enhancements of existing products or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of VARs, the failure of such parties to perform under agreements with the Company or the inability of the Company to attract and retain new VARs with the technical, industry and application expertise required to market the Company's products successfully in the future could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is successful in increasing its sales through VARs, those sales will be at discounted rates, and revenue to the Company for each such sale will be less than if the Company had licensed the same products to the customer directly.

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

        In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: demand for and market acceptance of application products; the Company's ability to deliver on time, and market acceptance of, new products or upgrades of existing products; customer order deferrals in anticipation of new products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; changes in the mix of distribution channels through which the Company's products are offered; competitive conditions in the industry; risks associated with global operations; general economic conditions; and the "Business Risks" listed from time to time in reports that the Company files with the U.S. Securities and Exchange Commission, including but not limited to the Company's Form 10-K for the fiscal year ended December 31, 1997.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

--------------------------------------------------------------------------------
PART II.        OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.   LEGAL PROCEEDINGS

        None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5.   OTHER INFORMATION

        Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following exhibits are being filed as part of this Report:

               10.11 Consulting Agreement dated January 15, 1998 between Registrant and DRH Strategic Consulting Inc.

               27.01     Financial Data Schedule

               27.02 Restated Financial Data Schedule (quarter ended March 31, 1997 restated to reflect adoption of SFAS No. 128).

               27.03 Restated Financial Data Schedule (quarter ended June 30, 1997 restated to reflect adoption of SFAS No. 128).

               27.04 Restated Financial Data Schedule (quarter ended September 30, 1997 restated to reflect adoption of SFAS No. 128).

        (b)    Reports on Form 8-K:

               No report on Form 8-K has been filed for the quarterly period ended March 31, 1998.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDIFY CORPORATION




Date: May 14, 1998                        By:     /s/  Stephanie A. Vinella
                                              ---------------------------------
                                              Stephanie A. Vinella
                                              Vice President of Finance and
                                              Administration, Chief Financial
                                              Officer and Secretary

--------------------------------------------------------------------------------
EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX
--------------------------------------------------------------------------------



                     EXHIBITS


10.11 Consulting Agreement dated January 15, 1998 between Registrant and DRH Strategic Consulting Inc.

27.01     Financial Data Schedule

27.02 Restated Financial Data Schedule (quarter ended March 31, 1997 restated to reflect adoption of SFAS No. 128).

27.03 Restated Financial Data Schedule (quarter ended June 30, 1997 restated to reflect adoption of SFAS No. 128).

27.04 Restated Financial Data Schedule (quarter ended September 30, 1997 restated to reflect adoption of SFAS No. 128).