Form 10-Q
period 1998-06-30
EDIFY CORP
filed 1998-08-13
CIK 879898

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                           --------------------------

                                 (408) 982-2000
              (Registrant's telephone number, including area code)

                           --------------------------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes [X] No [ ]



As of June 30, 1998, there were 17,097,381 shares of the Registrant's common stock outstanding.

================================================================================

--------------------------------------------------------------------------------

EDIFY CORPORATION
FORM 10-Q
INDEX

--------------------------------------------------------------------------------


                                                                                                   PAGE
PART I            FINANCIAL INFORMATION                                                           NUMBER

ITEM 1:           Condensed Consolidated Financial Statements (unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31,
                      1997.......................................................................    3

                  Condensed Consolidated Statements of Operations for the three and six months
                      ended June 30, 1998 and 1997...............................................    4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                      June 30, 1998 and 1997.....................................................    5

                  Notes to Condensed Consolidated Financial Statements...........................    6

ITEM 2:           Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.................................................................    9

ITEM 3:           Quantitative and Qualitative Disclosures About Market Risk.....................   17



PART II           OTHER INFORMATION

ITEM 1:           Legal Proceedings..............................................................   18

ITEM 2:           Changes in Securities and Use of Proceeds......................................   18

ITEM 3:           Defaults Upon Senior Securities................................................   18

ITEM 4:           Submission of Matters to a Vote of Security Holders............................   18

ITEM 5:           Other Information..............................................................   19

ITEM 6:           Exhibits and Reports on Form 8-K...............................................   19

                  Signatures.....................................................................   21

--------------------------------------------------------------------------------

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


                                EDIFY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                     JUNE 30,         DECEMBER 31,
                                                                       1998             1997
                                                                    --------           --------

                              ASSETS
Current assets:
    Cash, cash equivalents and short-term investments ...           $ 43,923            $ 43,161
    Accounts receivable, net ............................             16,887              16,668
    Prepaid expenses and other current assets ...........              1,915               1,457
                                                                    --------            --------

         Total current assets ...........................             62,725              61,286
Property and equipment, net .............................              7,232               6,953
Other assets ............................................                303                 241
                                                                    --------            --------

         Total assets ...................................           $ 70,260            $ 68,480
                                                                    ========            ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................           $  1,767            $  1,062
    Current installments of capital lease obligations ...                382                 424
    Accrued expenses ....................................              7,761               6,265
    Unearned revenue ....................................              4,690               4,581
                                                                    --------            --------
         Total current liabilities ......................             14,600              12,332
                                                                    --------            --------
Capital lease obligations, excluding current installments                177                 340
Commitments and contingencies
Stockholders' equity:
    Common stock ........................................                 17                  17
    Additional paid-in capital ..........................             68,066              66,624
    Deferred compensation and other .....................               (123)               (193)
    Accumulated deficit .................................            (12,477)            (10,640)
                                                                    --------            --------
         Total stockholders' equity .....................             55,483              55,808
                                                                    --------            --------

         Total liabilities and stockholders' equity .....           $ 70,260            $ 68,480
                                                                    ========            ========



See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                          ---------------------------          ---------------------------
                                                            1998               1997              1998               1997
                                                          --------           --------          --------           --------
Net revenues:
   License .....................................          $  9,179           $  7,807          $ 16,237           $ 14,939
   Services and other ..........................             8,682              5,730            15,382             10,908
                                                          --------           --------          --------           --------
     Total net revenues ........................            17,861             13,537            31,619             25,847
Cost of license revenues .......................               226                205               522                336
Cost of services and other revenues ............             5,888              4,274            10,758              8,651
                                                          --------           --------          --------           --------
     Gross profit ..............................            11,747              9,058            20,339             16,860
                                                          --------           --------          --------           --------
Operating expenses:
   Product development .........................             2,884              2,511             5,418              4,609
   Sales and marketing .........................             8,056              4,953            14,840              9,474
   General and administrative ..................             1,573              1,155             2,847              2,182
                                                          --------           --------          --------           --------
     Total operating expenses ..................            12,513              8,619            23,105             16,265
                                                          --------           --------          --------           --------
     Income (loss) from operations .............              (766)               439            (2,766)               595
Interest income, net ...........................               504                502               984                994
                                                          --------           --------          --------           --------
     Income (loss) before income taxes .........              (262)               941            (1,782)             1,589
Provision for income taxes .....................                33                 76                55                129
                                                          --------           --------          --------           --------
     Net income (loss) .........................          $   (295)          $    865          $ (1,837)          $  1,460
                                                          ========           ========          ========           ========

Basic net income (loss) per share ..............          $  (0.02)          $   0.05          $  (0.11)          $   0.09
                                                          ========           ========          ========           ========
Shares used in computing basic net income (loss)
   per share ...................................            16,997             16,339            16,884             16,290
                                                          ========           ========          ========           ========

Diluted net income (loss) per share ............          $  (0.02)          $   0.05          $  (0.11)          $   0.08
                                                          ========           ========          ========           ========
Shares used in computing diluted net income
   (loss) per share ............................            16,997             17,953            16,884             17,948
                                                          ========           ========          ========           ========


See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                              ---------------------------
                                                                                  1998             1997
                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss) ..............................................          $ (1,837)          $  1,460

    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
      Depreciation and amortization ................................             2,048              1,508

      Amortization of deferred compensation ........................                70                140

      Changes in operating assets and liabilities:
        Accounts receivable ........................................              (219)            (3,925)

        Prepaid expenses and other current assets ..................              (458)              (280)

        Accounts payable ...........................................               705               (203)

        Accrued expenses ...........................................             1,496                522

        Unearned revenue ...........................................               109                 87
                                                                              --------           --------

           Net cash provided by (used in) operating activities .....             1,914               (691)
                                                                              --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchases of property and equipment, net .......................            (2,327)            (2,417)

    Purchases of short-term investments ............................            (2,998)            (6,391)

    Sales and maturities of short-term investments .................            10,330              1,955

    Other assets ...................................................               (62)                --
                                                                              --------           --------

           Net cash provided by (used in) investing activities .....             4,943            (6,853)
                                                                              --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES

    Principal payments under capital lease obligations .............              (205)              (190)

    Net proceeds from issuance of common stock .....................             1,442              1,344
                                                                              --------           --------

           Net cash provided by financing activities ...............             1,237              1,154
                                                                              --------           --------

Increase (decrease) in cash and cash equivalents ...................             8,094             (6,390)

Cash and cash equivalents at beginning of period ...................            31,790             33,704
                                                                              --------           --------

Cash and cash equivalents at end of period .........................          $ 39,884           $ 27,314
                                                                              ========           ========


Supplemental schedule of cash flow information:
    Cash paid during the period for interest .......................          $     49           $     61

    Cash paid during the period for taxes ..........................          $    165           $     69

Supplemental schedule of noncash investing and financing activities:
    Property and equipment acquired under capital lease obligations           $     --           $     35



See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

         The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                      -----------------------------          ----------------------------
                                                          1998               1997               1998               1997
                                                      -----------           -------          ----------           -------
Net income (loss) ..........................          $      (295)          $   865          $   (1,837)          $ 1,460
                                                      ===========           =======          ==========           =======
 Basic:
  Weighted average common shares
    outstanding used in computing basic net
    income (loss) per share ................               16,997            16,339              16,884            16,290
                                                      ===========           =======          ==========           =======
  Basic net income (loss) per share ........          $     (0.02)          $  0.05          $    (0.11)          $  0.09
                                                      ===========           =======          ==========           =======
 Diluted:
  Weighted average common shares outstanding               16,997            16,339              16,884            16,290
  Dilutive options outstanding .............                   --             1,614                  --             1,658
                                                      -----------           -------          ----------           -------
    Shares used in computing diluted net
    income (loss) per share ................               16,997            17,953              16,884            17,948
                                                      ===========           =======          ==========           =======
  Diluted net income (loss) per share ......          $     (0.02)          $  0.05          $    (0.11)          $  0.08
                                                      ===========           =======          ==========           =======

         As of June 30, 1998 and 1997, there were 3,362,134 and 817,227 options to acquire shares of common stock with weighted-average exercise prices of $9.00 and $14.42, respectively, which could potentially dilute basic earnings per share in the future but which were not included in diluted per share results for the three-months ended June 30, 1998 and 1997 as their effect was antidilutive in the periods presented. Options to purchase 3,362,134 and 437,627 shares of common stock with weighted-average exercise prices of $9.00 and $17.10 were outstanding as of June 30, 1998 and 1997, respectively. These options could potentially dilute basic earnings per share in the future but were not included in diluted earnings per share for the six-months ended June 30, 1998 and 1997 as their effect was antidilutive in the periods presented.

         In July 1998, the Board of Directors approved the repricing of all incentive stock options granted during the period May 1, 1996 through July 24, 1998. The repricing does not include incentive stock options granted to the Company's officers or Board of Directors. Employees have the choice of exchanging any stock options granted from May 1, 1996 through July 24, 1998 for new options that would have a new exercise of price of $8.625, the then current market value of the Company's stock. Options to purchase 2,159,353 shares of common stock were eligible to be exchanged under this option repricing program.

(3)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose consolidated financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company's total comprehensive income (loss) for all periods presented herein would not have differed from those amounts reported as net income (loss) in the consolidated statements of operations.

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

(4)      CONTINGENCIES

         In April 1996, the Company received a letter from Lucent inviting the Company to negotiate a license of Lucent's patents. Since then, Lucent has asserted that it believes that certain of the Company's products infringe certain of Lucent's patents and has offered to license those patents to the Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. The Company believes that it has substantial arguments that its current products do not violate any valid claims of the Lucent patents referenced in the April 1996 letter or in the November 1997 letter. The Company has had several discussions with Lucent regarding the potential licensing of the patents referenced in Lucent's letters and is currently engaged in such discussions. Based on these discussions, it appears that obtaining a license from Lucent will require the payment of a substantial license fee and possibly ongoing royalties, which could have a material adverse effect on the Company's results of operations in the periods when such payments are made, although the Company does not believe that such payments would have a material adverse effect on the Company's financial condition or liquidity. In the event that the Company cannot come to an agreement with Lucent, the Company may be drawn into litigation with Lucent. Such litigation could be protracted and expensive, and the outcome cannot be predicted. There can be no assurance that the costs associated with participating in or settling such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues were $17.9 million for the quarter ended June 30, 1998 as compared to $13.5 million for the comparable 1997 quarter, representing an increase of 31.9%. Total net revenues were $31.6 million for the six months ended June 30, 1998, an increase of 22.3% as compared to $25.8 million for the same period a year ago. The Company's revenues are principally derived from software licenses and fees for services, which generally are charged separately. Revenues are recorded net of reserves for potential product returns, which have not been significant to date. In the three- and six-month periods ended June 30, 1998 and 1997, 5% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its international operations and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance, and there can be no assurance that such expansion will be successful.

         LICENSE REVENUES. License revenues were $9.2 million for the quarter ended June 30, 1998 as compared to $7.8 million for the comparable 1997 quarter. License revenues for the six-month period ended June 30, 1998 were $16.2 million as compared to $14.9 million for the comparable period in 1997. The increases in license revenues were due to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce and Electronic Banking System, revenues from Employee Service System (introduced in June 1997), and expansion of the Company's field sales force, offset by a downward trend in average selling prices for Electronic Banking System. The prices of the Company's Electronic Workforce licenses have remained relatively constant during the comparable periods of 1998 and 1997. The Company does not believe that the historical growth rates of license revenues are indicative of future results.

         SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $8.7 million for the quarter ended June 30, 1998 as compared to $5.7 million for the comparable 1997 quarter. Services and other revenues for the six months ended June 30, 1998 were $15.4 million as compared to $10.9 million for the comparable period of 1997. Services and other revenues as a percentage of total net revenues increased to 48.6% for the quarter ended June 30, 1998 from 42.3% for the quarter ended June 30, 1997, and increased to 48.6% for the six months ended June 30, 1998 from 42.2% for the comparable 1997 period. The increase in services and other revenues in absolute dollars and as a percentage of total net revenues occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support and installation services associated with the increased installed base of the Company's software. The Company does not expect historical growth rates of its services revenues to be sustainable. To the extent services and other revenues is a higher percentage of total net revenues, overall gross profit margins may be adversely impacted.

COST OF REVENUES

         COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $226,000 and $205,000 for the quarters ended June 30, 1998 and 1997, representing 2.5% and 2.6% of the related license revenues for the respective quarters. Cost of license revenues was $522,000 for the six months ended June 30, 1998 as compared to $336,000 for the comparable 1997 period, representing 3.2% and 2.2% of the related license revenues for the respective periods. The increase in the cost of license revenues in absolute dollars for the comparable periods, as well as the increase in the percentage of license revenues for the six-month period, were due primarily to the costs of third-party technology used for particular customers. If the Company were required to obtain licenses from third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly.

         COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $5.9 million and $4.3 million for the quarters ended June 30, 1998 and 1997, representing 67.8% and 74.6% of the related services and other revenues for the respective quarters. Cost of services and other revenues was $10.8 million for the six months ended June 30, 1998 as compared to $8.7 million for the comparable 1997 period, representing 69.9% and 79.3% of the related services and other revenues for the respective periods. The increase in absolute dollars for the comparable periods was due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, training and installation services organizations. The increase in gross profit margins was due primarily to increased demand for consulting services, as well as increases in post-contract customer support and installation services associated with the increased installed base of the Company's software. The Company does not expect historical growth rates of its gross profit margins to be sustainable. The cost of services and other revenues as a percentage of services and other revenues may vary between periods due to the amount and mix of services provided by the Company and to varying levels of expenditures to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

PRODUCT DEVELOPMENT

         Product development expenses were $2.9 million and $2.5 million, or 16.1% and 18.5% of total net revenues, for the quarters ended June 30, 1998 and 1997, respectively. Product development expenses were $5.4 million and $4.6 million, or 17.1% and 17.8% of total net revenues, for the six-month periods ended June 30, 1998 and 1997, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increase in absolute dollars for the comparable periods was attributable primarily to increased staffing related to the development of application products and ongoing enhancements to Electronic Workforce. The decrease in product development expenses as a percentage of total net revenues was due primarily to personnel-related costs associated with the development of the Company's Windows NT-based software, which was delivered in the fourth quarter of 1997. The Company believes that significant investments in product development are required to remain competitive. As a result, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels.

         In accordance with SFAS No. 86, the Company expects to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. To date, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized in the accompanying balance sheet.

SALES AND MARKETING

         Sales and marketing expenses were $8.1 million and $5.0 million, or 45.1% and 36.6% of total net revenues, for the quarters ended June 30, 1998 and 1997, respectively. Sales and marketing expenses were $14.8 million and $9.5 million, or 46.9% and 36.7% of total net revenues, for the six-month periods ended June 30, 1998 and 1997, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increase in absolute dollars and as a percentage of total net revenues for the comparable periods was due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The Company expects to continue to expand its field sales and marketing efforts, its third party value added reseller ("VAR") distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. In addition, sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1.6 million and $1.2 million, or 8.8% and 8.5% of total net revenues, for the quarters ended June 30, 1998 and 1997, respectively. General and administrative expenses were $2.8 million and $2.2 million, or 9.0% and 8.4% of total net revenues, for the six months ended June 30, 1998 and 1997, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in absolute dollars and as a percentage of total net revenues for the comparable quarter was attributable primarily to the addition of staff and the increased infrastructure costs to support the growth of the Company's business. The increase in absolute dollars and as a percentage of total net revenues for the comparable six-month period was primarily due to the addition of staff and an increase in the provision for doubtful accounts. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenses will increase in absolute dollars in the future.

INTEREST INCOME, NET

         Interest income, net was $504,000 for the quarter ended June 30, 1998, compared to $502,000 for the quarter ended June 30, 1997. Interest income, net for the six months ended June 30, 1998 and 1997 was $984,000 and $994,000, respectively.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $33,000 and $76,000 for the quarters ended June 30, 1998 and 1997, respectively. The provision for income taxes was $55,000 and $129,000 for the six months ended June 30, 1998 and 1997, respectively. For the three and six months ended June 30, 1998, the provision for income taxes relates primarily to state income and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company's cash, cash equivalents and short-term investments totaled $43.9 million. At June 30, 1998, the Company also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1998 and contains certain financial covenants, with which the Company was in compliance. Borrowings accrue interest at the bank's prime rate. As of June 30, 1998, there were no borrowings outstanding under this line of credit.

         For the six months ended June 30, 1998, operating activities provided cash of $1.9 million, resulting primarily from increases in accrued expenses and depreciation and amortization, partially offset by a net loss. Investing activities provided cash of $4.9 million from the net sale and maturity of $7.3 million in short-term investments, partially offset by the purchase of $2.3 million in property and equipment. The Company expects that its capital expenditures will increase as the Company's employee base grows. Net cash generated from financing activities of $1.2 million was related primarily to proceeds from the issuance of the Company's common stock through its Employee Stock Purchase Plan and stock option exercises.

         At June 30, 1998, the Company's working capital was $48.1 million. In 1998, the Company expects to incur costs in excess of $500,000 associated with the implementation of a new financial system to replace its current system. The Company has no other significant capital spending or purchase commitments other than normal purchase commitments and commitments under its facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, the Company's expected mix of revenues, expected gross margins on license revenues and services and other revenues, certain expected operating expense levels and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The revenue levels and results of operations achieved during the quarter and six months ended June 30, 1998 are not necessarily indicative of the results that may be achieved in any future period. There can be no assurance that the Company will achieve or sustain profitability or experience growth in revenues in any future quarter. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, sales force initiatives, transitions to new products, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products or product enhancements, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, expand its international operations, fund greater levels of product development, broaden its consulting services and customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

         The Company historically has operated with little backlog because its products are generally shipped as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and the Company's ability to fill, orders received in that quarter. Individual orders for the Company's products typically are for relatively large dollar amounts. The Company also believes the purchase of its products is relatively discretionary and generally involves a significant commitment of capital resources. Therefore, any downturn in any potential customer's business, or any loss or delay of individual orders for any reason, could have a significant impact on the Company's revenues and quarterly results. In addition, because the Company typically recognizes a substantial portion of its total revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. Revenues are difficult to forecast because the market for the Company's products is rapidly evolving.

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

         In April 1996, the Company received a letter from Lucent Technologies Inc. ("Lucent") inviting the Company to negotiate a license of Lucent's patents. Since then, Lucent has asserted that it believes that certain of the Company's products infringe certain of Lucent's patents and has offered to license those patents to the Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. The Company believes that it has substantial arguments that its current products do not violate any valid claims of the Lucent patents referenced in the April 1996 letter or in the November 1997 letter. The Company has had several discussions with Lucent regarding the potential licensing of the patents referenced in Lucent's letters and is currently engaged in such discussions. Based on these discussions, it appears that obtaining a license from Lucent will require the payment of a substantial license fee and possibly ongoing royalties, which could have a material adverse effect on the Company's results of operations in the periods when such payments are made, although the Company does not believe that such payments would have a material adverse effect on the Company's financial condition or liquidity. In the event that the Company cannot come to an agreement with Lucent, the Company may be drawn into litigation with Lucent. Such litigation could be protracted and expensive, and the outcome cannot be predicted. There can be no assurance that the costs associated with participating in or settling such litigation would not have a material adverse effect on the Company's business, financial condition or results of operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on May 19,
             1998.

         (b) See (c) below.

         (c) The Company's stockholders voted upon the following matters:

                  (i) Election of directors. All nominees were elected, with the votes indicated below:

                          Name                                     Votes For        Votes Withheld
                          ----                                     ---------        --------------
                          Jeffrey M. Crowe                        14,960,426                44,246
                          Stephen M. Berkley                      14,961,631                43,041
                          Kelly D. Conway                         14,961,631                43,041
                          Tench Coxe                              14,961,631                43,041
                          Donald R. Hollis                        14,961,631                43,041
                          Stewart A. Schuster                     14,961,631                43,041

                  (ii) Approval of an amendment to the 1996 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,225,000 shares, from 2,300,000 shares to 3,525,000 shares. 8,117,565 votes were cast in favor of the amendment, 5,279,860 votes were cast against and zero votes were withheld; there were 14,680 abstentions and 1,592,567 broker non-votes.

                  (iii) Approval of an amendment to the 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 300,000 shares, from 600,000 shares to 900,000 shares. 12,411,403 votes were cast in favor of the amendment, 965,459 votes were cast against and zero votes were withheld; there were 14,491 abstentions and 1,613,319 broker non-votes.

                  (iv) Approval of an amendment to the 1996 Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 75,000 shares, from 100,000 shares to 175,000 shares. 11,365,145 votes were cast in favor of the amendment, 2,007,127 votes were cast against and zero votes were withheld; there were 19,081 abstentions and 1,613,319 broker non-votes.

                  (v) Ratification of selection of independent auditors. The stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors to perform the audit of the Company's financial statements for the year ending December 31, 1998. 14,987,708 votes were cast in favor of the amendment, 10,936 votes were cast against and zero votes were withheld; there were 6,028 abstentions and zero broker non-votes.

         (d)      Not applicable.

ITEM 5.   OTHER INFORMATION

         The following statement is provided pursuant to Rule 14a-5 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended: Proxies solicited by the Company for the Company's Annual Meeting of Stockholders to be held in 1999 will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by the stockholders for consideration at such meeting after February 28, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are being filed as part of this Report:

                  10.02 Registrant's 1996 Equity Incentive Plan and related documents (1)

                  10.03 Registrant's Directors Stock Option Plan and related documents (2)

                  10.04    Registrant's 1996 Employee Stock Purchase Plan (3)

          (b)      Reports on Form 8-K:

                  No report on Form 8-K has been filed for the quarterly period ended June 30, 1998.

------------

         (1) Incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 (No. 333-61109), filed on August 10, 1998.

         (2) Incorporated by reference to Exhibit 4.07 to Registrant's Registration Statement on Form S-8 (No. 333-61109), filed on August 10, 1998.

         (3) Incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 (No. 333-61109), filed on August 10, 1998.

--------------------------------------------------------------------------------

SIGNATURES

--------------------------------------------------------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EDIFY CORPORATION




Date: August 13, 1998         By:  /s/  Stephanie A. Vinella
                                   ---------------------------------------------
                                   Stephanie A. Vinella
                                   Vice President of Finance and Administration,
                                   Chief Financial Officer and Secretary

--------------------------------------------------------------------------------

EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX

--------------------------------------------------------------------------------



                  EXHIBITS

27.01             Financial Data Schedule