Form 10-Q
period 1998-09-30
EDIFY CORP
filed 1998-11-13
CIK 879898

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ---------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                         -----------------------------

                                 (408) 982-2000
              (Registrant's telephone number, including area code)

                         -----------------------------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (1)     Yes  X        No
                                  ------        ------


As of September 30, 1998, there were 17,322,681 shares of the Registrant's common stock outstanding.


================================================================================

EDIFY CORPORATION
FORM 10-Q
INDEX

                                                                                                                     PAGE
PART I               FINANCIAL INFORMATION                                                                          NUMBER

ITEM 1:              Condensed Consolidated Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.........     3

                     Condensed Consolidated Statements of Operations for the three and nine months ended
                          September 30, 1998 and 1997.............................................................     4

                     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,
                          1998 and 1997...........................................................................     5

                     Notes to Condensed Consolidated Financial Statements.........................................     6

ITEM 2:              Management's Discussion and Analysis of Financial Condition and Results of Operations........     9

ITEM 3:              Quantitative and Qualitative Disclosures About Market Risk...................................    18



PART II              OTHER INFORMATION

ITEM 1:              Legal Proceedings............................................................................    19

ITEM 2:              Changes in Securities and Use of Proceeds....................................................    19

ITEM 3:              Defaults Upon Senior Securities..............................................................    20

ITEM 4:              Submission of Matters to a Vote of Security Holders..........................................    20

ITEM 5:              Other Information............................................................................    20

ITEM 6:              Exhibits and Reports on Form 8-K.............................................................    20

                     Signatures...................................................................................    21


PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                                EDIFY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     1998               1997
                                                                   --------           --------

                                    ASSETS
Current assets:
    Cash, cash equivalents and short-term investments ...          $ 40,164           $ 43,161
    Accounts receivable, net ............................            21,076             16,668
    Prepaid expenses and other current assets ...........             1,984              1,457
                                                                   --------           --------

           Total current assets .........................            63,224             61,286
Property and equipment, net .............................             7,196              6,953
Other assets ............................................               312                241
                                                                   --------           --------

           Total assets .................................          $ 70,732           $ 68,480
                                                                   ========           ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................          $  3,121           $  1,062
    Current installments of capital lease obligations ...               327                424
    Accrued expenses ....................................             6,444              6,265
    Accrued intellectual property settlement ............             5,000                 --
    Unearned revenue ....................................             4,213              4,581
                                                                   --------           --------
           Total current liabilities ....................            19,105             12,332
                                                                   --------           --------
Capital lease obligations, excluding current installments               115                340
Commitments and contingencies
Stockholders' equity:
    Common stock ........................................                17                 17
    Additional paid-in capital ..........................            69,035             66,624
    Deferred compensation and other .....................               (88)              (193)
    Accumulated deficit .................................           (17,452)           (10,640)
                                                                   --------           --------
           Total stockholders' equity ...................            51,512             55,808
                                                                   --------           --------

           Total liabilities and stockholders' equity ...          $ 70,732           $ 68,480
                                                                   ========           ========



See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                               ----------------------     ----------------------
                                                                 1998          1997         1998          1997
                                                               --------      --------     --------      --------
Net revenues:
  License ................................................     $ 10,087      $  8,742     $ 26,324      $ 23,681
  Services and other .....................................        8,623         5,478       24,005        16,386
                                                               --------      --------     --------      --------
     Total net revenues ..................................       18,710        14,220       50,329        40,067
Cost of license revenues .................................          465           162          987           498
Cost of services and other revenues ......................        6,034         4,136       16,792        12,787
                                                               --------      --------     --------      --------
     Gross profit ........................................       12,211         9,922       32,550        26,782
                                                               --------      --------     --------      --------
Operating expenses:
  Product development ....................................        3,305         2,721        8,723         7,330
  Sales and marketing ....................................        7,918         5,329       22,758        14,803
  General and administrative .............................        1,418         1,160        4,265         3,342
  Intellectual property settlement .......................        5,000            --        5,000            --
                                                               --------      --------     --------      --------
     Total operating expenses ............................       17,641         9,210       40,746        25,475
                                                               --------      --------     --------      --------
     Income (loss) from operations .......................       (5,430)          712       (8,196)        1,307
Interest income, net .....................................          481           476        1,465         1,470
                                                               --------      --------     --------      --------
     Income (loss) before income taxes ...................       (4,949)        1,188       (6,731)        2,777
Provision for income taxes ...............................           26            95           81           224
                                                               --------      --------     --------      --------
     Net income (loss) ...................................     $ (4,975)     $  1,093     $ (6,812)     $  2,553
                                                               ========      ========     ========      ========

Basic net income (loss) per share ........................     $  (0.29)     $   0.07     $  (0.40)     $   0.16
                                                               ========      ========     ========      ========
Shares used in computing basic net income (loss)
  per share ..............................................       17,252        16,454       17,007        16,356
                                                               ========      ========     ========      ========
Diluted net income (loss) per share ......................     $  (0.29)     $   0.06     $  (0.40)     $   0.14
                                                               ========      ========     ========      ========
Shares used in computing diluted net income
  (loss) per share .......................................       17,252        18,137       17,007        18,011
                                                               ========      ========     ========      ========


See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1998          1997
                                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss) ..........................................................     $ (6,812)     $  2,553

    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
       Depreciation and amortization ...........................................        3,207         2,332

       Amortization of deferred compensation ...................................          105           201

       Changes in operating assets and liabilities:
          Accounts receivable ..................................................       (4,408)       (5,014)

          Prepaid expenses and other current assets ............................         (527)         (482)

          Accounts payable .....................................................        2,059          (351)

          Accrued expenses .....................................................          179           341

          Accrued intellectual property settlement .............................        5,000            --

          Unearned revenue .....................................................         (368)          696
                                                                                     --------      --------

             Net cash provided by (used in) operating activities ...............       (1,565)          276
                                                                                     --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net ...................................       (3,450)       (3,443)

    Purchases of short-term investments ........................................       (9,022)       (6,391)

    Sales and maturities of short-term investments .............................       11,253        11,999

    Other assets ...............................................................          (71)           --
                                                                                     --------      --------

             Net cash provided by (used in) investing activities ...............       (1,290)        2,165
                                                                                     --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations .........................         (322)         (283)

    Net proceeds from issuance of common stock .................................        2,411         2,272
                                                                                     --------      --------

             Net cash provided by financing activities .........................        2,089         1,989
                                                                                     --------      --------

Increase (decrease) in cash and cash equivalents ...............................         (766)        4,430

Cash and cash equivalents at beginning of period ...............................       31,790        33,704
                                                                                     --------      --------

Cash and cash equivalents at end of period .....................................     $ 31,024      $ 38,134
                                                                                     ========      ========


Supplemental schedule of cash flow information:
    Cash paid during the period for interest ...................................     $     65      $     93

    Cash paid during the period for taxes ......................................     $    170      $     87

Supplemental schedule of noncash investing and financing activities:
    Property and equipment acquired under capital lease obligations ............     $     --      $     35



See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)        BASIS OF PRESENTATION

           The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations, and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1998. The December 31, 1997 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

           The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                      ------------------------     ---------------------
                                                         1998           1997           1998       1997
                                                      -----------      -------     -----------   -------

Net income (loss) ...............................       $(4,975)       $ 1,093       $(6,812)    $ 2,553
                                                        =======        =======       =======     =======
 Basic:
  Weighted average common shares outstanding
     used in computing basic net income (loss)
     per share ..................................        17,252         16,454        17,007      16,356
                                                        =======        =======       =======     =======
  Basic net income (loss) per share .............       $ (0.29)       $  0.07       $ (0.40)    $  0.16
                                                        =======        =======       =======     =======
 Diluted:
  Weighted average common shares
     outstanding ................................        17,252         16,454        17,007      16,356
  Dilutive options outstanding ..................            --          1,683            --       1,655
                                                        -------        -------       -------     -------
    Shares used in computing diluted net
     income (loss) per share ....................        17,252         18,137        17,007      18,011
                                                        =======        =======       =======     =======
  Diluted net income (loss) per share ...........       $ (0.29)       $  0.06       $ (0.40)    $  0.14
                                                        =======        =======       =======     =======

           As of September 30, 1998, there were options to acquire 3,474,891 shares of common stock with weighted-average exercise prices of $7.17 which could potentially dilute basic earnings per share in the future but which were not included in diluted per share results for the three months and nine months ended September 30, 1998. These options were excluded because the Company reported an operating loss for the three months and nine months ended September 30, 1998. Therefore, these options would be antidilutive for purposes of this calculation.

           As of September 30, 1997, there were options to acquire 272,691 and 594,577 shares of common stock with weighted-average exercise prices of $18.17 and $16.38, respectively, in which the exercise price was greater than the average market price of the common stock for the three-month and nine-month period ended September 30, 1997. These options were not included in diluted per share results for the three months and nine months ended September 30, 1997, as these options would be antidilutive for purposes of this calculation.

           In July 1998, the Board of Directors approved the repricing of all incentive stock options granted during the period from May 1, 1996 through July 24, 1998. The repricing does not include incentive stock options granted to the Company's officers or Board of Directors. Employees had the choice of exchanging any stock options granted from May 1, 1996 through July 24, 1998 for new options that would have a new exercise price of $8.625, the then current market value of the Company's stock. Options to purchase 1,096,393 shares of common stock were exchanged under this option repricing program.

(3)        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

           In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for annual financial statements for periods beginning after June 15, 1999. The Company believes that this Statement will not have a significant impact on its financial condition or results of operations when such statement is adopted.

(4)         STOCKHOLDER RIGHTS PLAN

           On August 7, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on August 14, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on August 10, 2008. The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 20 percent or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date"). After the Distribution Date, each right may be exercised for one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock, par value of $0.001 per share, at an exercise price of $70.00. The preferred stock has been structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock.

(5)        SUBSEQUENT EVENT

           In April 1996, the Company received a letter from Lucent Technologies, Inc. ("Lucent") inviting the Company to negotiate a license of Lucent's patents. Lucent asserted that certain of the Company's products infringe certain of Lucent's patents and offered to license those patents to the Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. The Company believes that it has substantial arguments that its current products do not violate any valid claims of the Lucent patents referenced in the April 1996 letter and in the November 1997 letter.

           On November 2, 1998, the Company entered into a patent cross-license agreement with Lucent, under which each party released the other from claims of past infringement and settled their patent disputes. Under the cross-license agreement, Edify paid Lucent a one-time fee and, in addition, will pay future license fees that are not expected to be material to the Company's results of operations. In connection with this settlement, the Company recorded a non-recurring charge of $5 million (approximately $0.29 per basic and diluted share), which is reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 1998.

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

RESULTS OF OPERATIONS

NET REVENUES

           Total net revenues were $18.7 million for the quarter ended September 30, 1998 as compared to $14.2 million for the comparable 1997 quarter, representing an increase of 31.6%. Total net revenues were $50.3 million for the nine months ended September 30, 1998, an increase of 25.6% as compared to $40.1 million for the same period a year ago. The Company's revenues are principally derived from software licenses and fees for services, which generally are charged separately. Revenues are recorded net of reserves for potential product returns. In the three- and nine-month periods ended September 30, 1998 and 1997, 6% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its international operations and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance, and there can be no assurance that such expansion will be successful.

           LICENSE REVENUES. License revenues were $10.1 million for the quarter ended September 30, 1998 as compared to $8.7 million for the comparable 1997 quarter. License revenues for the nine-month period ended September 30, 1998 were $26.3 million as compared to $23.7 million for the comparable period in 1997. The increases in license revenues were due to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce, Electronic Banking System, and Employee Service System, increased follow-on business from existing customers, and expansion of the Company's field sales force. The Company does not believe that the historical growth rates of license revenues are indicative of future results.

           SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, training and installation services. Services and other revenues were $8.6 million for the quarter ended September 30, 1998 as compared to $5.5 million for the comparable 1997 quarter. Services and other revenues for the nine months ended September 30, 1998 were $24.0 million as compared to $16.4 million for the comparable period of 1997. Services and other revenues as a percentage of total net revenues increased to 46.1% for the quarter ended September 30, 1998 from 38.5% for the quarter ended September 30, 1997, and increased to 47.7% for the nine months ended September 30, 1998 from 40.9% for the comparable 1997 period. The increase in services and other revenues in absolute dollars and as a percentage of total net revenues occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support and installation services associated with the increased installed base of the Company's software. The Company does not expect historical growth rates of its services revenues to be sustainable. To the extent services and other revenues is a higher percentage of total net revenues, overall gross profit margins may be adversely impacted.

COST OF REVENUES

           COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $465,000 and $162,000 for the quarters ended September 30, 1998 and 1997, representing 4.6% and 1.9% of the related license revenues for the respective quarters. Cost of license revenues was $987,000 for the nine months ended September 30, 1998 as compared to $498,000 for the comparable 1997 period, representing 3.7% and 2.1% of the related license revenues for the respective periods. The increase in the cost of license revenues in absolute dollars and as a percentage of license revenues for the comparable periods was due primarily to the costs of third-party technology used for particular customers. If the Company were required to obtain licenses from or pay royalties to third parties under patent or other intellectual property rights, the cost of license revenues could increase significantly.

           COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, training and installation services to customers. Cost of services and other revenues was $6.0 million and $4.1 million for the quarters ended September 30, 1998 and 1997, representing 70.0% and 75.5% of the related services and other revenues for the respective quarters. Cost of services and other revenues was $16.8 million for the nine months ended September 30, 1998 as compared to $12.8 million for the comparable 1997 period, representing 70.0% and 78.0% of the related services and other revenues for the respective periods. The increase in absolute dollars for the comparable periods was due primarily to increases in personnel-related costs as the Company continued to expand its consulting and customer support organizations. The increase in gross profit margins was due primarily to increased demand for consulting services, as well as increases in post-contract customer support and installation services associated with the increased installed base of the Company's software. The Company does not expect historical growth rates of its gross profit margins to be sustainable. The cost of services and other revenues as a percentage of services and other revenues may vary between periods due to the amount and mix of services provided by the Company and to varying levels of expenditures to build the services organizations. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

PRODUCT DEVELOPMENT

           Product development expenses were $3.3 million and $2.7 million, or 17.7% and 19.1% of total net revenues, for the quarters ended September 30, 1998 and 1997, respectively. Product development expenses were $8.7 million and $7.3 million, or 17.3% and 18.3% of total net revenues, for the nine-month periods ended September 30, 1998 and 1997, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increase in absolute dollars for the comparable periods was attributable primarily to increased staffing related to the development of the Company's application products and ongoing enhancements to Electronic Workforce. The decrease in product development expenses as a percentage of total net revenues was due primarily to a decrease in the personnel-related costs associated with the development of the Company's Windows NT-based software, which was delivered in the fourth quarter of 1997. The Company believes that significant investments in product development are required to remain competitive. As a result, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels.

           In accordance with SFAS No. 86, the Company expects to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. To date, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized in the accompanying consolidated balance sheet.

SALES AND MARKETING

           Sales and marketing expenses were $7.9 million and $5.3 million, or 42.3% and 37.5% of total net revenues, for the quarters ended September 30, 1998 and 1997, respectively. Sales and marketing expenses were $22.8 million and $14.8 million, or 45.2% and 36.9% of total net revenues, for the nine-month periods ended September 30, 1998 and 1997, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increase in absolute dollars and as a percentage of total net revenues for the comparable periods was due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The Company expects to continue to expand its field sales and marketing efforts, its third party value added reseller ("VAR") distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. In addition, sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

GENERAL AND ADMINISTRATIVE

           General and administrative expenses were $1.4 million and $1.2 million, or 7.6% and 8.2% of total net revenues, for the quarters ended September 30, 1998 and 1997, respectively. General and administrative expenses were $4.3 million and $3.3 million, or 8.5% and 8.3% of total net revenues, for the nine months ended September 30, 1998 and 1997, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in absolute dollars for the comparable quarter was attributable primarily to increased infrastructure costs to support the growth of the Company's business and an increase in the provision for doubtful accounts. The decrease in general and administrative expenses as a percentage of total net revenues for the comparable quarter was due primarily to the growth in total net revenues. The increase in absolute dollars and as a percentage of total net revenues for the comparable nine-month period was primarily due to increased infrastructure costs and an increase in the provision for doubtful accounts. The Company expects to continue to expand its staffing and other items related to infrastructure and, therefore, anticipates that general and administrative expenses will increase in absolute dollars in the future.

INTELLECTUAL PROPERTY SETTLEMENT

           Intellectual property settlement represents a non-recurring charge of $5 million related to the resolution of the Company's patent discussions with Lucent in November 1998, which was recorded as a subsequent event in the quarter ended September 30, 1998. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of this settlement.

INTEREST INCOME, NET

           Interest income, net was $481,000 for the quarter ended September 30, 1998, compared to $476,000 for the quarter ended September 30, 1997. Interest income, net for each of the nine months ended September 30, 1998 and 1997 was $1.5 million. For the three and nine months ended September 30, 1998, interest income, net consists primarily of interest earned from the Company's cash, cash equivalents, and short-term investments.

PROVISION FOR INCOME TAXES

           The provision for income taxes was $26,000 and $95,000 for the quarters ended September 30, 1998 and 1997, respectively. The provision for income taxes was $81,000 and $224,000 for the nine months ended September 30, 1998 and 1997, respectively. For the three and nine months ended September 30, 1998, the provision for income taxes relates primarily to state income and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 1998, the Company's cash, cash equivalents and short-term investments totaled $40.2 million. At September 30, 1998, the Company also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1998 and contains certain financial covenants, with which the Company was in compliance. Borrowings accrue interest at the bank's prime rate. As of September 30, 1998, there were no borrowings outstanding under this line of credit.

           For the nine months ended September 30, 1998, operating activities used cash of $1.6 million, resulting primarily from the net loss, offset by an increase in accrued intellectual property settlement. Investing activities used cash of $1.3 million from the purchase of $3.5 million in property and equipment, partially offset by the net sale and maturity of $2.2 million in short-term investments. The Company expects that its capital expenditures will increase as the Company's employee base grows. Net cash generated from financing activities of $2.1 million was related primarily to proceeds from the issuance of the Company's common stock through its Employee Stock Purchase Plan and stock option exercises.

           At September 30, 1998, the Company's working capital was $44.1 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under its facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

           Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, the Company's expected mix of revenues, expected gross margins on license revenues and services and other revenues, certain expected operating expense levels and the Company's liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The revenue levels and results of operations achieved during the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results that may be achieved in any future period. There can be no assurance that the Company will achieve or sustain profitability or experience growth in revenues in any future quarter. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, sales force initiatives, transitions to new products, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products or product enhancements, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses and competitive conditions in the industry. In particular, the

Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, expand its international operations, fund greater levels of product development, broaden its consulting services and customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

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

           The Company's future success will depend on its ability to design, develop, test, sell and support new software products and enhancements of current products on a timely basis in response to changing customer needs, competition, technological developments and emerging industry standards. Versions through 4.x of Electronic Workforce and 1.x of EBS and ESY run on IBM's OS/2 operating system. In October 1997, the Company released its first version of Electronic Workforce Release 5 for the Windows NT operating system. In December 1997, the Company released initial versions of EBS and ESY for NT. Because these products were released in the past year, many customers licensing these versions have not yet fully deployed the product and undetected errors may remain in these versions. The existence of any such errors may delay the release of future versions and adversely affect the acceptance of these products, either of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, certain features of the OS/2 versions of the Company's software are not available on currently available NT-based versions. Accordingly, the Company is devoting significant engineering and development resources to develop enhancements to the versions of its products that run on the Microsoft Windows NT operating system. It is possible that the newness of or lack of features on the Windows NT-based versions of its products will cause potential customers to defer or forgo purchases of current or future versions of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend upon the timely and successful introduction of new versions of its Windows NT-based products. There can be no assurance that the Company will be successful in developing, on a timely basis or at all, fully featured Windows NT-based versions of its products or that such versions, if developed, will achieve customer acceptance. Failure by the Company to develop new Windows NT-based versions successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

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

           In April 1996, the Company received a letter from Lucent inviting the Company to negotiate a license of Lucent's patents. Lucent asserted that certain of the Company's products infringe certain of Lucent's patents and offered to license those patents to the Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. The Company believes that it has substantial arguments that its current products do not violate any valid claims of the Lucent patents referenced in the April 1996 letter and in the November 1997 letter.

           On November 2, 1998, the Company entered into a patent cross-license agreement with Lucent, under which each party released the other from claims of past infringement and settled their patent disputes. Under the cross-license agreement, Edify paid Lucent a one-time fee and, in addition, will pay future license fees that are not expected to be material to the Company's results of operations. In connection with this settlement, the Company recorded a non-recurring charge of $5 million (approximately $0.29 per basic and diluted share), which is reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 1998.

           In the future, the Company may receive additional communications from other parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their property rights. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

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

           The Company is currently taking steps to address Year 2000 issues in the following three areas: (1) the Company's products; (2) internal systems; and
(3) readiness of third party vendors and business partners. The Company has assigned a Year 2000 project team to develop and implement the Year 2000 readiness effort for its domestic operations. The project has executive sponsorship and is regularly reviewed by senior management, the Board of Directors, and the Audit Committee.

           The Company has designed and tested its current products to be Year 2000 compliant. However, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. As such, the impact of customer claims could have a material adverse impact on the Company's business, financial condition and results of operations.

           The Company's internal systems include both information technology systems such as financial and order entry systems and non-information technology systems such as telephones and facilities. In August 1998, the Company completed the installation of a Year 2000 compliant enterprise resource planning ("ERP") system, which includes the Company's order entry, project accounting, and financial systems. The Company expects to resolve remaining Year 2000 compliance issues substantially through normal replacement and upgrades of software by June 1999. In the first quarter of 1999, the Company will initiate a comprehensive inventory and evaluation of all desktop systems and expects to complete this process by April 1999. The additional costs of remediation are not expected to be material to the Company's financial condition or results of operations. However, if significant new non-compliance issues are identified, the Company's business, financial condition and results of operations could be materially adversely affected.

           Finally, the Company is in the process of sending detailed questionnaires to critical suppliers and business partners to certify Year 2000 compliance. The Company anticipates this process to be completed by December 1998. Where practicable, the Company will attempt to mitigate its risk with respect to the failure of suppliers and business partners to be Year 2000 ready. However, such failures remain a possibility and could have an adverse impact on the Company's business, financial condition and results of operations.

           The Company has estimated a preliminary budget of approximately $300,000 for investigating and remedying issues related to Year 2000 compliance involving software or systems used in its internal operations. Costs that have already been incurred to replace and upgrade software and services in the Company's ordinary course of business are not included in the estimated budget. While the Company has dedicated substantial resources towards attaining Year 2000 compliance, there can be no assurance that the Company's Year 2000 compliance program will be completed on a timely basis. In addition, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The most likely worst case scenarios would include hardware failure and the failure of infrastructure services provided by government agencies, systems vendors, and other third parties (e.g., electricity, telephone service, water transport, internet services, etc.). The Company is in the process of completing its contingency planning for high risk areas at this time and is scheduled to commence contingency planning for medium to low risk areas in by the end of the fiscal year. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

           None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

           On August 7, 1998, the Board of Directors adopted a stockholder rights plan designed to protect the long-term value of the Company for its shareholders during any future unsolicited acquisition attempt. In connection with the plan, the Board declared a dividend of one preferred share purchase right for each share of the Company's common stock outstanding on August 14, 1998 (the "Record Date") and further directed the issuance of one such right with respect to each share of the Company's common stock that is issued after the Record Date, except in certain circumstances. The rights will expire on August 10, 2008. The rights are initially attached to the Company's common stock and will not trade separately. If a person or a group (an "Acquiring Person") acquires 20 percent or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock, the consummation of which would result in a person or group becoming an Acquiring Person, then the rights will be distributed (the "Distribution Date"). After the Distribution Date, each right may be exercised for one-hundredth of a share of a newly designated Series A Junior Participating Preferred Stock, par value of $0.001 per share, at an exercise price of $70.00. The preferred stock has been structured so that the value of one-hundredth of a share of such preferred stock will approximate the value of one share of common stock.

           Upon a person or group becoming an Acquiring Person, holders of the rights (other than the Acquiring Person) will have the right to acquire shares of the Company's common stock at a substantially discounted price. Additionally, if a person or group becomes an Acquiring Person and the Company is acquired in a merger or other business combination, or 50 percent or more of its assets are sold in a transaction with an Acquiring Person, the holders of rights (other than the Acquiring person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price.

           Subsequent to a person or group becoming an Acquiring Person, the Company's Board of Directors may, at its option, require the exchange of outstanding rights (other than those held by the Acquiring Person) for common stock at an exchange ratio of one share of the Company's common stock per right. The Company's Board may redeem outstanding rights at any time prior to a person or group becoming an Acquiring Person at a price of $0.001 per right. Prior to such time, the terms of the rights may be amended by the Board.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.   OTHER INFORMATION

           Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are being filed as part of this Report:

                  3.01 Certificate of Designations (Series A Junior Participating Preferred Stock (1)

                  3.02 Bylaws of the Company, as amended and restated effective August 7, 1998 (2)

                  4.01 Rights Agreement dated August 10, 1998, between the Company and BankBoston, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Right Certificate and as Exhibit C the Summary of Rights to Purchase Preferred Shares (3)

         (b)      Reports on Form 8-K:

                  On August 11, 1998, the Company filed a Form 8-K to report under Item 5 its adoption of a stockholder rights plan and amendment of its Bylaws. No financial statements were filed.


-----------

         (1) Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 8-A (No. 000-28480), filed on August 11, 1998.

         (2) Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (No. 000-28480), filed on August 11, 1998.

         (3) Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 8-A (No. 000-28480), filed on August 11, 1998.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EDIFY CORPORATION




Date: November 13, 1998       By:  /s/  Stephanie A. Vinella
                                   ---------------------------------------------
                                   Stephanie A. Vinella
                                   Vice President of Finance and Administration,
                                   Chief Financial Officer and Secretary

EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX


                     EXHIBITS
27.01                Financial Data Schedule
