Form 10-K
period 1998-12-31
EDIFY CORP
filed 1999-03-31
CIK 879898

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        Title or Class                           Name of exchange on which registered
--------------------------------                 ------------------------------------
  COMMON STOCK, $0.001 PAR VALUE                    NASDAQ NATIONAL MARKET SYSTEM


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At February 26, 1999, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $104,775,411.

As of February 26, 1999, there were 17,646,385 shares of the Registrant's Common Stock outstanding.

Part III incorporates by reference from the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form.


================================================================================

                                TABLE OF CONTENTS


                                                                                                                    Page
                                                                                                                    ----
PART I................................................................................................................1
           Item 1.        Business....................................................................................1
           Item 2.        Properties.................................................................................12
           Item 3.        Legal Proceedings..........................................................................12
           Item 4.        Submission of Matters to a Vote of Security Holders........................................13
           Item 4A.       Executive Officers of the Registrant.......................................................13

PART II..............................................................................................................15
           Item 5.        Market for the Registrant's Common Equity and Related Stockholder Matters..................15
           Item 6.        Selected Consolidated Financial Data.......................................................16
           Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations......18
           Item 7A.       Quantitative and Qualitative Disclosures about Market Risk.................................26
           Item 8.        Financial Statements and Supplementary Data................................................27
           Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......27

PART III.............................................................................................................28
           Item 10.       Directors and Executive Officers of the Registrant.........................................28
           Item 11.       Executive Compensation.....................................................................28
           Item 12.       Security Ownership of Certain Beneficial Owners and Management.............................28
           Item 13.       Certain Relationships and Related Transactions.............................................28

PART IV..............................................................................................................29
           Item 14.       Exhibits, Financial Statement Schedule and Reports on Form 8-K.............................29

SIGNATURES...........................................................................................................47

INDEX TO EXHIBITS....................................................................................................48


   This Report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Company's products, the development of new products, enhancements or technologies, business and sales strategies, matters relating to proprietary rights, competition and facilities needs and other statements regarding matters that are not historical are forward-looking statements.

   Forward-looking statements are subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those discussed in Item 7 under the heading "Business Risks," as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report.


Edify and Electronic Workforce are registered trademarks, and Electronic Banking System and Employee Service System are trademarks, of Edify Corporation. All other company or product names may be trademarks of their respective owners.

PART I

ITEM 1. BUSINESS

     Edify Corporation ("Edify" or the "Company") is a leading supplier of enterprise self service software solutions that enable organizations to automate, integrate and personalize interactions with customers and employees through multiple channels, including the Internet, corporate intranets and the telephone. The Company's software addresses the growing need for organizations to automate, integrate and personalize interactions with customers and employees, yielding stronger, more profitable relationships. Originally, Edify's self service solutions enabled organizations to contain costs, to capitalize on emerging interactive media, and to leverage investments in enterprise systems and communications infrastructure. Over the past seven years, Edify has licensed its Electronic Workforce application development and runtime platform to over 1,200 customers for custom development of Web and telephone self service applications such as bank account inquiries and employee benefit enrollments. In the last three years, the Company introduced two software application products, the Electronic Banking System ("EBS") and the Employee Service System ("ESY"), as part of its strategy to establish leadership in the market for self service applications in the financial services and human resource market segments.

     Edify's Electronic Workforce is a full-featured, scalable and flexible application development and runtime system that enables organizations to create and deploy custom self service applications through which users can conveniently and easily obtain access to a broad range of valuable information and services. Electronic Workforce's object-oriented architecture allows the incorporation of multiple media, enabling service applications through Web browsers, telephones, facsimiles, electronic mail and alphanumeric pagers. It also facilitates interaction with information content assembled from a variety of sources, including mainframe and client/server applications and relational databases. Electronic Workforce also includes a "visual" development environment that enables rapid development and adaptation of self service applications without writing lines of code.

     Edify's Electronic Banking System is a software application product which offers financial institutions the means to deploy a suite of automated banking services via the World Wide Web (the "Web"). The Company's Employee Service System is a software application product that offers human resources ("HR") organizations the means to empower employees with direct access to information and services over corporate intranets. EBS and ESY each offer a fully integrated application suite, multiple access options including the Web and telephone and visual customization tools for rapid customization and integration with a wide range of back-office systems. They both are built on Edify's Electronic Workforce and utilize Web browser, Java and other technologies that address the customization requirements necessary for the application products market.

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

     CONVENIENCE PHASE. During the 1980s, the availability of toll-free telephone service and touch-tone dialing provided an infrastructure that permitted self service over the telephone. This infrastructure has been exploited using voice processing technology and stand-alone interactive voice response ("IVR") systems. IVR systems, often operating in large call centers, provide convenient 24-hour access to information and services through touch-tone telephones, facsimile machines or alphanumeric pagers. Popular telephone self service applications include telephone banking, employee benefit enrollment, university student course registration and verification of customer order and shipment status. While telephone self service has continued to gain acceptance and grow due to the ubiquity of touch-tone telephones, Edify believes that the inherent user interface limitations of the telephone, such as the lack of a visual display and the small number of touch-tone keys, have limited the development of a larger self service automation market. However, current developments in voice recognition capabilities are helping to reduce such limitations by enabling the automation of activities that had previously been restricted by the small number of touch-tone keys.

     In recent years, the development of the Web/intranet infrastructure has enabled users of personal computers operating Web browser software to access and interact with a broad range of information sources, independent of physical location and underlying computer design. The Web/intranet infrastructure shares many attributes of the telephone: widespread connectivity, widespread access to service and a simple, easy-to-use interface. Web browsers, however, offer advantages over the telephone, including a visual user interface, keyboard input and extensive support for alphanumeric, audio, video and text information types. Organizations are rapidly adopting Web browser and server software for both external customer communications via the Internet and internal employee communications via corporate intranets. The proliferation of telephone-based self service solutions, as well as the emergence of Web-based self service solutions, have provided end users with convenient "anytime, anywhere" access to information and services, resulting in improved customer service and greater customer satisfaction.

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

     The evolution from the "convenience" phase to the "mass customization" phase is complicating the self service infrastructure within the enterprise. Today, the self service landscape is comprised primarily of disjointed solutions that provide a single point of access to a single source of data. These point solutions result in duplicate connections to the enterprise systems in the back office, inconsistent interfaces for the customer and high maintenance costs. Point solutions also fail to provide a unified base of customer contact information with which customer service can be delivered regardless of media and contact point. There is an increasing need for integrated solutions supporting multiple media and aggregating data from the many islands of information in the enterprise. Such solutions enable end users to access any information via any media and are easier to create and maintain. At the same time, these solutions must incorporate the necessary flexibility, scalability and reliability to be capable of supporting sophisticated self service applications.

THE EDIFY SOLUTION

     Edify's self service software solutions provide the following benefits:

     PERSONALIZED, FEATURE-RICH SELF SERVICE APPLICATIONS. Edify's software enables organizations to deploy self service applications through which end users can conveniently and easily obtain access to a broad range of valuable information and services. Although an application may require access to information and services on a wide variety of disparate computer systems within the organization, it retrieves the information and presents the services to the end user in a unified, intuitive way. In addition, the architecture of Edify's software enables organizations to provide highly interactive self service applications that can be customized easily for and by the end user. The runtime system provides service functions interactively in response to user inquiries from an online personal computer or telephone as well as proactively in response to pre-set parameters. The Company's architecture also allows companies to target particular groups of users with specific services through cross-selling, narrowcasting of content and segmented service by class of user. These "one-to-one" capabilities enhance the value of the self service applications for the end user, thereby developing a stronger, more profitable relationship for the organization.

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

     BROAD INTEGRATION WITH BACK-OFFICE ENTERPRISE SYSTEMS AND COMMUNICATIONS MEDIA. In contrast to systems that are designed specifically for stand-alone Web or telephone applications, Edify's software is designed to integrate with a wide variety of computer and telecommunications technologies and products. These include mainframe, client/server and personal computer software applications, relational databases running locally or on distributed networks, Web servers, central offices or private branch exchanges ("COs" and "PBXs") and automated call distributors ("ACDs"). In addition, the Company has developed or is developing specific links to systems offered by CheckFree Corporation ("CheckFree"), First Data Corporation, Integrion Financial Network ("Integrion"), Microsoft Corporation ("Microsoft"), M&I Data Services, NCR Corporation ("NCR") and TransPoint in the financial services market and PeopleSoft Inc. ("PeopleSoft") and SAP AG ("SAP") in the human resources market. This broad integration capability enables Edify's solutions to access information from multiple back-office systems and to extend the information by assembling rich combinations of content from diverse sources and making them available to end users.

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

     SCALABILITY, RELIABILITY AND SECURITY. Edify's software architecture is designed to provide the high capacity and reliability necessary for large-scale deployment of self service applications. The Company's software operates on one or more networked computer servers allowing customers to expand capacity as the number of applications or users increases. The Company has successfully deployed customer applications with more than 20 networked servers and believes that its architecture is scalable beyond the size of such installed systems. In addition, the Company's software, optimized for Microsoft's Windows NT operating system, supports lightweight threads, message passing and symmetric multiprocessing to achieve greater scalability on a single server. The large-scale version of Edify's Electronic Workforce (EWF/LS) scales to 288 ports per server (according to a benchmarking study conducted by Compaq Computer Corporation ("Compaq")). Electronic Workforce has been designed with separate subsystems that isolate system faults and can accommodate the loss of one or more networked nodes without affecting service elsewhere in the system. In addition, Electronic Workforce manages security and resource contention in providing access to various enterprise systems and communications media.

THE EDIFY STRATEGY

     The Company's objective is to become the leading provider of enterprise self service software used by organizations to automate, integrate and personalize interactions with customers and employees, yielding stronger, more profitable relationships. Edify's strategy includes the following key elements:

     DEVELOP AND LEVERAGE LEADING TECHNOLOGIES FOR ENTERPRISE SELF SERVICE SOLUTIONS. Edify intends to capitalize on its object-oriented software architecture and visual development technology to extend the capabilities of Electronic Workforce to automate a wide range of service functions. The system architecture of Electronic Workforce enables organizations to create and manage functionally rich, intuitive customer- and employee-oriented services assembled and delivered through the integration of enterprise computer and telecommunications systems. The Company plans to continue to enhance the functionality of its self service solutions and to incorporate new technologies and standards as they evolve to offer more comprehensive solutions and to broaden the market acceptance and application of these solutions.

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

     PARTNER WITH INDUSTRY-LEADING COMPANIES THAT PROVIDE COMPLEMENTARY SOLUTIONS. To augment its product offerings, the Company intends to evaluate opportunities to enter into partnerships, such as licenses with or investments in third parties that could deliver key existing complementary technologies. Edify's open, object-oriented software architecture can easily and quickly incorporate additional third-party technologies into its existing products, creating significant value for its customers. Edify intends to base its decisions to partner with, invest in or jointly develop additional solutions on the intellectual capital as well as the technological strengths of the third parties.

     ESTABLISH LEADERSHIP IN THE FINANCIAL SERVICES AND HUMAN RESOURCES MARKETS. While the Company markets its products across multiple markets, it emphasizes two key market segments: customer self service applications within the financial services industry and HR self service applications across multiple industries. The Company is focusing on these segments because they represent a large portion of the self service market and the Company has developed significant expertise in developing solutions for these segments. The Company focuses a significant portion of its sales and marketing activities on these two segments, including the establishment and expansion of distribution or joint marketing relationships with leading technology providers, outsourcers and integrators in each segment. In the financial services market, Edify has established relationships with CheckFree, Hewlett-Packard Company ("HP"), Integrion, Intuit Inc. ("Intuit"), M&I Data Services, Microsoft, NCR, Transaction Systems Architects, Inc. ("TSA") and TransPoint, among others. In the HR market, the Company has relationships with Cambridge Technology Partners ("CTP"), Foundation Technologies, Hunter Group, PeopleSoft and SAP, among others. In addition, the Company has introduced application suites for the financial services and human resources markets, EBS and ESY. The Company intends to invest significantly in these relationships and products in order to establish leadership in the financial services and human resources markets.

     TARGET LARGE CALL CENTERS. The Company intends to market its Electronic Workforce software to large call centers for telephone-based customer service applications, in addition to its traditional focus on medium-sized call centers. In 1998, the Company introduced EWF/LS, the large scale version of Electronic Workforce. Optimized for the Windows NT operating system and supporting symmetric multiprocessing, EWF/LS allows organizations to scale with improved price-performance and smaller footprint. The Company believes that the increased scalability of Electronic Workforce, combined with its ability to integrate with a variety of access media and enterprise information and communications systems, has enabled the Company to more effectively target the large-scale call center market.

     EXPAND DOMESTIC AND INTERNATIONAL DISTRIBUTION. To achieve broad adoption of its self service software, the Company believes that it must continue to pursue multiple distribution channels worldwide. The Company currently distributes products through a combination of field sales and indirect sales channels, including VARs, OEMs, outsourcers and international distributors. In order to facilitate sales of its application products and to leverage its installed base and distribution partners, Edify has established dedicated sales positions for application specialists, major customers and major partners. The Company pursues VARs with vertical market expertise, systems integration experience and geographical diversity. The Company's international distribution strategy is to penetrate key international markets by seeking additional regional distributors and by further developing its existing distributor relationships. Through its distributors, the Company currently has a presence in more than 24 countries. The Company's international expansion currently is focused on Asia/Pacific, Europe and South America, where the Company is investing resources in sales, marketing and technical personnel.

     EXPAND IMPLEMENTATION CAPACITY AND EXPERTISE. The Company seeks to accelerate customer adoption and deployment of self service solutions by expanding its services consulting organization and leveraging its partnerships with third party integrators. Through its services organization, the Company has established expertise in assisting and training customers to perform integrations of diverse computer and communications systems as well as knowledge of user interface and design and a familiarity with the self service needs of its targeted market segments. The Company intends to continue to expand its services organization with experienced consultants who combine technical and application expertise. The Company believes that its services organization facilitates the success of its customers' implementations, strengthens its customer relationships and generates valuable feedback that the Company can apply to product enhancements. In addition, the Company has established relationships with third party integrators such as CTP and HP to assist customers with the successful implementation of Edify products. The Company believes these relationships will enable its customers to achieve efficient implementation of its products while decreasing the capacity strain on the Company's services organization.

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

   CUSTOMERS

     As of December 31, 1998, Edify had, directly or indirectly through VARs or distributors, licensed its products to more than 1,200 customers. The following is a representative list of the Company's direct and indirect customers as of December 31, 1998 that accounted for more than $150,000 in revenue to Edify from January 1, 1997 through December 31, 1998. The Company believes that these customers are typical of the Company's customer base by virtue of the industries they represent and the types of applications they implement using the Company's products. Because the Company generally does not have long-term sales contracts with its customers, however, there can be no assurance that relationships with these or other customers will continue. No single customer accounted for more than 10% of the Company's total revenue in 1998.


  BANKING/FINANCIAL SERVICES                   CONSUMER GOODS                                INSURANCE/HEALTHCARE
  --------------------------                   --------------                                --------------------
  Alaska USA Federal Credit Union              Bristol-Meyers Squibb Company                 American Skandia
  Australia and New Zealand Banking Group      Kraft General Foods, Inc.                     Empire Blue Cross and Blue Shield
  Boeing Employees' Credit Union               Nintendo of America, Inc.                     Independence Blue Cross
  Busey Bank                                   The Upper Deck Company                        SAFECO Corporation
  Chase Manhattan Bank                         Warner-Lambert Company                        The Travelers Indemnity Company
  Comerica Incorporated
  Fifth Third Bank                             MANUFACTURING                                 TECHNOLOGY
  First American National Bank                 -------------                                 ----------
  First National Bank of England
  First National Bank of Omaha                 Eastman Chemical Company                      3Com Corporation
  First Union Corporation                      Lockheed Martin Corporation                   Applied Materials, Inc.
  FirstBank Data Corporation                   Michelin North America                        Hewlett-Packard Company
  Harris Bank                                  United Technologies Corporation,              Oracle Corporation
  Janus Capital Corporation                      Pratt & Whitney                             Unisys Corporation
  Los Alamos National Bank                     Solvay Polymers
  Mercantile Bank National Association
  Motorola Employee Credit Union               TELECOMMUNICATIONS                            UNIVERSITIES
  NationsBank Corporation                      ------------------                            ------------
  Pennsylvania State Employees Credit Union
  Scudder Kemper                               AT&T Corp.                                    California State University
  Standard Chartered Bank                      Intermedia Communications                     Stanford University
                                               MCI WorldCom                                  University of California, Los Angeles
                                               Nextel Communications, Inc.                   Los Angeles Community College
                                               Pacific Telesis Group                         University of Utah


   CUSTOMER APPLICATIONS

     Edify's software can be used in many applications, including the following representative applications:

     CHASE MANHATTAN: EBS AND ESY APPLICATIONS. With $366 billion in assets, The Chase Manhattan Corporation is one of the world's premier financial services institutions. Chase first implemented Edify's Employee Service System to provide HR self service via the telephone and intranet for its 70,000 employees. ESY enables employees to access and modify personal information such as address, telephone and emergency contact and dependent information. Further, new hires can enroll in benefits and existing employees can register for training courses and participate in open enrollment. Following the success of this application, Chase elected to use Edify's Electronic Banking System to enhance its 400,000 customer-strong Online Banking service. Based on EBS, Chase Online Banking offers improved graphics, easier navigation and Internet access. It provides all Chase customers, consumers and small businesses alike, with an easy, convenient way to do their day-to-day banking including transferring funds, paying bills and communicating with the bank. Additionally, Edify's OFX module allows Chase customers to download data directly into personal financial managers such as Microsoft Money or Quicken.

     REPUBLIC INDUSTRIES: TELEPHONE AND WEB-BASED CALL CENTER HR APPLICATION. Republic Industries, a Fortune 150 company, is using the Employee Service System to offer open enrollment to its employees via the telephone. Republic employs 60,000 individuals dispersed among more than 500 subsidiaries in the auto retail, auto rental, and solid waste industries. Edify consultants deployed a bilingual (Spanish and English) IVR application that enables Republic's employees to self-enroll in benefits programs over the telephone combined with an integrated Web-based application for use by Republic's HR call center representatives. Employees can complete their enrollment process over the phone or transfer to a specially trained HR call center representative who has access to the employee's benefits history as well as life events profile and employment history. The representative is able to view all of the information the employee entered during the IVR session, saving the employee the time needed to repeat this information verbally, and the representative can complete the enrollment process at the employee's request. This Web-based application records key call statistics, including the employee's rating of the enrollment procedure, so that Republic Industries can fine-tune its benefits administration.

          NET.B@NK: WEB AND TELEPHONE ELECTRONIC BANKING APPLICATION. Net.B@nk, which opened its virtual doors in October 1996, is the world's first FDIC-insured federal savings bank to offer a full line of financial services exclusively through the Internet. The bank's services are hosted by Edify partner NCR Corporation with BISYS Group, Inc. as the bank's core processing center. Edify's EBS application allows Net.B@nk customers to access account balances, review and search for transactions, transfer funds between accounts, place a stop payment and communicate with the bank via secure electronic mail. Customers can also review their banking activity and download the data to a personal financial manager, pay bills, transfer funds and communicate with the bank via e-mail. Net.B@ank also offers high-interest checking accounts, ATM, debit and credit cards, money market accounts, CDs, brokerage services, mortgage loans and more. As a result of such offerings, Net.B@nk had over 17,500 customers and deposits of $283 million by the end of 1998.

     INTERMEDIA COMMUNICATIONS: ADVANCED CALL CENTER APPLICATION. The nation's largest independent competitive local exchange carrier has incorporated Edify's EWF/LS along with Genesys computer telephony integration software and other best-of-breed Windows NT-based industry-standard components to provide a mission-critical, 24 hour, 7-day a week customer call center in Tampa, Florida. Plans are underway to expand this capability to other locations serving Intermedia's growing network of customers. Edify's IVR application, running on Compaq hardware, uses the customer's dialed number (DNIS) and identification number as well as the customer's response to prompts about the problem to route the call to an appropriate CSR. By tightly integrating with the Clarify front-office system and a Visual Basic desktop, the Edify IVR application enables the CSR to view a profile of the customer's account while addressing the call. Additionally, the CSR can provide customers with a tracking number, which can subsequently be used to get automated updates on various requests.

PRODUCTS

     Edify currently offers three self service software products: the Electronic Workforce, the Electronic Banking System and the Employee Service System. Electronic Workforce is an integrated development and runtime platform utilized for the creation and management of custom self service solutions. EBS and ESY are application products that address the needs of the financial services and human resources markets, respectively. EBS and ESY are built on top of the Electronic Workforce and incorporate Web, Java and other technologies that address the customization requirements necessary for the application product market. Versions through 4.x of Electronic Workforce and 1.x of EBS and ESY operate on Intel-based hardware platforms using IBM Corporation's ("IBM") OS/2 operating system.

     In October 1997, the Company began shipping Electronic Workforce Release 5, which is optimized for Microsoft's Windows NT operating system. In December 1997, the Company began shipping EBS Release 2 and ESY Release 2, both of which are optimized for Windows NT. By transitioning to the Windows NT platform, Edify's products are able to provide an extended open architecture, enhanced visual development tools and larger scale deployment for high-end applications.

     Throughout 1998, the Company continued to develop new products. In June 1998, Edify began to ship the large scale version of its EWF product (EWF/LS). EWF/LS enables Edify to compete in the high-end call center market. In December 1998, the Company shipped Release 3 of EBS, which incorporates end-to-end support for online bill presentment and payment, and the industry's first internet banking module designed specifically for commercial banks' small business customers.

   ELECTRONIC WORKFORCE

     Edify's Electronic Workforce, which began shipping in the first quarter of 1992, is a full-featured, scalable and flexible application development and runtime system that enables organizations to create and deploy custom self service applications that automate, integrate and personalize interactions with customers and employees. Electronic Workforce's object-oriented architecture allows the incorporation of a broad range of media, enabling self service applications through Web browsers, telephones, facsimiles, electronic mail and alphanumeric pagers, either alone or in combination. It also facilitates interaction with information content assembled from a variety of sources, including mainframe and client/server applications and relational databases, all in a way that is transparent to the end user. Electronic Workforce comprises three primary components, which are licensed separately:

     WORKFORCE OBJECTS. Workforce Objects are advanced high-function software objects that provide access to a variety of enterprise information systems through a broad range of media. Workforce Objects are the core building blocks of Electronic Workforce applications, enabling them to perform tasks such as answering a telephone, operating a host application or exchanging information through Web browsers.

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

     WORKFORCE APPLICATION SERVER. The Workforce Application Server is a robust, open runtime environment that schedules resources and activities, manages resource usage, tracks application status and reacts and responds to changing conditions. These features simplify the task of developing self service applications by eliminating the need to program such functions within each application. In addition, they give administrators the ability to manage large-scale systems efficiently where many applications need to be scheduled and share resources concurrently. Workforce Application Server can be installed on multiple networked servers and can work in a coordinated fashion to achieve high levels of service capacity. It is designed to work with the Workforce Application Builder so that applications can be developed, tested and installed online without interruption of ongoing service.

     Electronic Workforce components are licensed according to capacity and according to functionality. Capacity is determined by the number of concurrent users on a server. Functionality is determined primarily by the end-user communications media and by the access methods to a customer's back-office systems that are supported by the software. Typical software licenses with associated maintenance and consulting contracts begin at approximately $75,000, and large customer contracts can exceed $1 million.

   ELECTRONIC BANKING SYSTEM

     The Electronic Banking System, which began shipping in September 1996, is a software application product that offers financial institutions the means to deploy a suite of automated banking services via the World Wide Web. EBS is built on top of the Electronic Workforce and incorporates Web, Java and other technologies that address the customization requirements necessary for the application product market. EBS is the first product to combine Web banking services with optional electronic banking capabilities that support self service via telephones, facsimiles and personal financial management software. EBS comprises three components: a fully integrated application suite for web banking; multiple electronic delivery options including telephone, facsimile and personal financial managers; and visual customization tools for rapid customization and integration with a wide range of back-office systems.

     The Electronic Banking System's application suite utilizes a user interface framework that includes a tool set which enables banks to incorporate their unique brands, logos and product names into the application. EBS currently includes the following integrated application modules: home banking, small business banking, electronic bill presentment and payment, dynamic target marketing, checkbook transaction register, multi-lingual & multi-currency support for international banking, personal profile, proactive notification, message center and customer service teleconferencing. EBS also offers integration modules for leading technology vendors such as CheckFree, Integrion and TransPoint for bill presentment and payment processing, and offers an OFX integration module for communication with personal financial management software programs such as Microsoft Money and Intuit Quicken.

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

     As of December 31, 1998, EBS had been licensed to more than 100 customers. EBS pricing, including the application and implementation services, begins at approximately $150,000. Actual pricing varies depending upon the number of modules desired, the capacity requirements of the system and the level of customization and integration support.

   EMPLOYEE SERVICE SYSTEM

     The Employee Service System, which began shipping in June 1997, is a software application product that offers human resources organizations the means to empower employees with direct access to information and services over corporate intranets. ESY addresses the growing need for HR organizations to reduce administrative costs while expanding the availability and value of employee services. Similar to EBS, ESY comprises three components: a fully integrated application suite for employee self service; multiple access options including Web, telephone, electronic mail, kiosk and facsimile; and visual customization tools for rapid customization and integration with a wide range of back-office systems.

     ESY offers a suite of integrated application modules that automate the most common and time-intensive employee transactions managed by HR organizations. ESY currently includes the following integrated application modules: benefits enrollment, personal profile, direct deposit, electronic paystub, W-4, leave status, benefits summary, employee directory, job posting and training registration.

     As with EBS, the Company intends to develop additional application modules for ESY. In addition, in order to facilitate integration with human resources information systems, Edify offers a pre-built integration module for PeopleSoft's HRMS and can provide integration with SAP. ESY also has been designed using the visual customization tools of Electronic Workforce, enabling ESY customers and Edify partners to develop custom application modules that integrate with the ESY Web user interface framework. In addition, ESY includes a visual customization tool that enables easy customization of the user interface and other graphical elements. Finally, also similar to EBS, the use of the Electronic Workforce software provides a scalable and highly reliable runtime environment, meeting requirements for high-capacity, mission-critical implementations.

     As of December 31, 1998, ESY had been licensed to 40 customers. ESY pricing, including the application and implementation services, begins at approximately $150,000. Actual pricing varies depending upon the number of modules desired, the capacity requirements of the system and the level of customization and integration support.

SALES AND MARKETING

     The Company's sales strategy is to pursue opportunities with large organizations in the United States through its field sales force and services organization, and to penetrate various targeted market segments through multiple indirect distribution channels, including VARs, international distributors, OEMs and joint marketing partners. To support its selling efforts, the Company conducts comprehensive marketing programs which include direct mail, phone- and Web-based lead generation, advertising, trade shows, an annual users and developers conference, and ongoing customer communication programs. As of December 31, 1998, the Company's sales and marketing organization consisted of 137 employees, including 40 quota-carrying salespeople.

     DOMESTIC FIELD SALES FORCE. The Company employs a field sales force to market its products and services directly in the United States. Field sales representatives are assigned quotas and are compensated for all Company revenue resulting from their assigned territory and specialty. While the sales cycle varies from customer to customer, it typically ranges from one month to over a year and averages six months. In order to sell the application products and to generate increased levels of repeat sales more effectively, the Company has assigned sales representatives to focus on application products and on the Company's installed base.

     VALUE ADDED RESELLERS. VARs license and distribute the Company's software to build and implement self service solutions for their customers in various market segments. VARs often provide specialized application or systems integration expertise in the installation, development and support of self service applications. The Company maintains an organization to recruit, train and provide ongoing support for its VARs. As of December 31, 1998, the Company had more than 50 domestic VARs.

     STRATEGIC ACCOUNTS. Over time, some of the Company's customers and channel partners account for a significant amount of revenue. In 1998, the Company began identifying certain of these customers and partners as "strategic accounts." The Company has assigned sales representatives to focus 100% of their efforts on one or more of these accounts in order to provide increased support for and maximize revenue from these accounts.

     OEMS. The Company has agreements with Aspect Telecommunications Inc. ("Aspect") and NEC America, Inc. ("NEC") under which Aspect and NEC licensed the Company's software technology to provide solutions to the call center market. Additionally, in the first quarter of 1999, Edify entered into an agreement with ACI Worldwide, Inc. to provide solutions to the financial services market.

     INTERNATIONAL SALES. International revenues accounted for 5% or less of total net revenues for each of the years ended December 31, 1998, 1997 and 1996. The Company maintains distribution relationships with distributors in Canada, Europe, Asia/Pacific and South America. The Company's ability to expand its Web-based applications internationally is limited by the general acceptance of the Internet and intranets in other countries. The Company's ability to expand its telephony applications internationally is limited to those countries where there is regulatory approval of the third-party telephony hardware supported by Edify software. Because Edify depends on third-party suppliers to certify such telephony hardware and obtain regulatory approval on a country by country basis, there can be no assurance that such approval will exist or continue to exist in the future.

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

     In the financial services market, Edify has established relationships with CheckFree, Electronic Data Systems, HP, Integrion, Intuit, M&I Data Services, Microsoft, NCR, TSA, TransPoint and Unisys Corporation, among others. In the HR market, the Company has relationships with CTP, Foundation Technologies, Hunter Group, PeopleSoft and SAP, among others. In the call center market, the Company has relationships with Aspect, Compaq, Fujitsu Limited, Genesys Telecommunications Laboratories, NEC, Nuance Communications, RightPoint Software and Rockwell.

EDIFY SERVICES

     Edify services are an important component of the complete solution that Edify offers its customers. The Company's services organization provides customers and distribution partners with fee-based consulting, education and support services. As of December 31, 1998, the Company had 169 people in its services organization. The Company charges for its consulting, education and support offerings separately from the license fees charged for the Company's software.

     CONSULTING SERVICES. The Company's consulting organization provides full lifecycle consulting to its direct customers who wish to outsource their software installation, design, application development and implementation. Edify's consulting team has expertise in systems integration, knowledge of user interface and design, and familiarity with the self service needs of its targeted market segments.

     EDUCATION SERVICES. The Company offers a comprehensive education program to its customers and partners. Courses are offered for each of the Company's product lines to meet the needs of application developers, system administrators and project managers. Courses are offered at the Edify "U" education facilities located at the Company's offices in Santa Clara, California and Waltham, Massachusetts. In addition, the Company provides onsite training, upon request, at customer facilities. As of December 31, 1998, the Company had trained more than 1,400 people to develop self service applications with its software.

     SUPPORT SERVICES. The Company offers a choice of support plans. Through these plans, Edify provides customers and partners with technical support, new software releases and documentation and online support. Edify's technical support engineers help diagnose and resolve technical questions. Edify's product development engineers develop new software releases and enhance the functionality, quality and performance of existing software applications. Additionally, Edify's technical publications organization develops new documentation for major releases, and online support, offered out of the technical support organization, includes a support website that provides "one-stop" access to technical information.

PRODUCT DEVELOPMENT

     The statements made herein regarding the Company's products and product enhancements under development are forward-looking statements, and the actual results for such products or enhancements could differ materially from those projected as a result of a variety of factors, including those contained in this "Product Development" section and elsewhere in this Report.

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

     Product development expenses were $12.0 million in 1998, $10.1 million in 1997 and $5.8 million in 1996. To date, all software development costs have been expensed as incurred. The total product development staff consisted of 89 full-time employees as of December 31, 1998. All of the Company's products have been developed internally by its product development staff. Product development expenses have increased over recent quarters as the Company increased product development staff to develop versions of its products for the Windows NT platform. The Company believes significant investments in product development are required to remain competitive. As a consequence, the Company intends to increase the dollar amount of its product development expenditures in the future.

     The Company's current development efforts are focused on enhancements to the Windows NT versions of Electronic Workforce, EBS and ESY. These enhancements include increased scalability and functionality for Electronic Workforce and additional application modules for EBS and ESY. There can be no assurance that these development efforts will be completed within the Company's anticipated schedules or that, when completed, they will have the features necessary to make them successful in the marketplace. Moreover, software as complex as that developed by the Company may contain undetected errors when first introduced or as new versions are released. Errors in new products may be found after commencement of commercial shipments, resulting in loss or delay of market acceptance. Future delays in the development or marketing of product enhancements or new products, including presently contemplated new features of the Company's software products for Windows NT, could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company's current and potential competitors include Internet software and tools vendors, Web application vendors, business application vendors and stand-alone IVR vendors. In the market for Web-based self service solutions, the Company's primary competition has been from system integrators, potential customers' internal information systems departments that build applications with custom code and Web development tool vendors. In the future, the Company expects competition from Netscape Communications Corporation, Microsoft and others to increase. In addition, the Company expects database vendors such as Oracle Systems Corporation, Informix Corporation and Sybase, Inc. to provide many of the capabilities needed in the development of Web self service applications. Any of these companies could use its superior financial resources, market power and installed base of customers to compete effectively against the Company. The Company believes that the principal competitive factors in the Web self service market segment are breadth and depth of application functionality, support for multiple communications media, speed of application development, integration with mainframe and client/server computer systems, price, reliability and scalability of product offerings, third-party distribution, company reputation, application development expertise and customer service and support. Although the Company believes that its products and services currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Such competition could materially adversely affect the Company's ability to sustain current pricing levels and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     For telephone self service solutions, the Company competes principally with stand-alone IVR vendors such as Brite Voice Systems, Inc., InterVoice, Inc., Lucent Technologies Inc. ("Lucent"), Periphonics Corporation, Syntellect Technology Corporation and TALX Corp. The Company believes that the principal competitive factors in the telephone self service market segment are the same as those for the Web-based self service market. Although the Company believes that it competes favorably on the basis of these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors. Certain of the Company's IVR competitors have introduced products supporting Web applications. Such competition could materially adversely affect the Company's ability to compete and could have a material adverse effect on the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

     The Company's success is heavily dependent upon its proprietary technology. The Company relies primarily on a combination of copyright, trade secret and trademark laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials through trade secret and copyright laws, which provide only limited protection. In addition, the Company holds two United States patents, has three United States patent applications pending (one of which has also been filed internationally) and intends to seek further United States and international patents on its technology. There can be no assurance that any patents held by the Company will not be challenged and invalidated, that patents will issue from any of the Company's pending applications or that any claims allowed from existing or pending patents will be of sufficient scope or strength or be issued in all countries where the Company's products can be sold to provide meaningful protection or any commercial advantage to the Company. As part of its confidentiality procedures, the Company generally enters into nondisclosure agreements with its employees, consultants, distributors and corporate partners and limits access to and distribution of its software, documentation and other proprietary information. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may attempt to develop similar technology independently. In particular, the Company provides its existing and potential distribution partners with access to its product architecture and other proprietary information underlying the Company's licensed software. Policing unauthorized use of the Company's products is difficult, and, while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     In April 1996, the Company received a letter from Lucent inviting the Company to negotiate a license of Lucent's patents. Lucent asserted that certain of the Company's products infringe certain of Lucent's patents and offered to license those patents to the

Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. In November 1998, the Company entered into an agreement with Lucent (the "Lucent Settlement"), under which each party released the other from claims of past infringement and settled their patent disputes. Under the Lucent Settlement, Edify paid Lucent a one-time fee of $5 million. The one-time settlement fee released the Company from all claims, demands and rights of action which Lucent may have on account of any infringement or alleged infringement of any of Lucent's patents that are covered by the Lucent Settlement. In connection with the Lucent Settlement, the Company will pay Lucent a minimum annual royalty fee of approximately $500,000 up to a maximum of approximately $700,000 in each of the fiscal years from 1999 to 2004. In addition, in fiscal years 2005 and 2006, if the Company exceeds certain revenue targets that are specified under the Lucent Settlement, the Company will be required to pay additional amounts.

     In the future, the Company may receive additional communications from other parties asserting that the Company's products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their property rights. As the number of software products in the industry increases, and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation to determine the validity of any claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is determined in favor of the Company. In the event of an adverse ruling in any such litigation, the Company may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing technology. The failure of the Company to develop or license a substitute technology could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1998, the Company had a total of 442 employees, including 89 in product development, 137 in sales and marketing, 169 in services and customer support, and 47 in administration and finance. Of these, one was in Spain, five were in the United Kingdom and the remainder was located in the United States. The Company's future performance depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel and its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and services personnel. Competition for highly qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting, assimilating and retaining the necessary personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing and product development facility occupies approximately 130,000 square feet of leased space in Santa Clara, California. In addition, the Company leases offices in Waltham, Massachusetts, Dallas, Texas, and London, England. The Company believes that its existing facilities, together with certain options to expand its existing facilities, are adequate for its current needs but that it may need to seek additional space in the future. The Company believes that suitable additional space or alternative space will be available in the future, as needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


                           NAME                          AGE                       POSITION
                           ----                          ---                       --------
               Jeffrey M. Crowe ..............            42            President, Chief Executive Officer and Director
               Alvin S. Begun ................            54            Vice President of Edify Services
               Joseph G. Brown ...............            49            Vice President of Worldwide Sales
               Charles H. Jolissaint .........            55            Vice President and Chief Technical Officer
               Steven Pollock ................            35            Vice President of Worldwide Marketing
               William A. Soward .............            41            Vice President of Business Development
               Jimmy A. Sutton ...............            54            Vice President of Engineering
               Patricia A. Tomlinson .........            41            Vice President of Human Resources
               Stephanie A. Vinella ..........            44            Vice President of Finance and Administration,
                                                                             Chief Financial Officer and Secretary

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

     Mr. Begun has been Vice President of Edify Services since April 1995. From March 1992 to April 1995, he was the President and Chief Executive Officer of Wyatt Software Services, Inc., a human resources software development company and a subsidiary of The Wyatt Company, a benefits and compensation consulting company. Mr. Begun also served as President of the David Corporation, a subsidiary of The Wyatt Company, from January to April 1995. From October 1988 to March 1992, he was an Administrative Systems Practice Leader and a senior systems consultant at The Wyatt Company. Mr. Begun received a Bachelor of Science degree in Chemistry from Cornell University in 1966.

     Mr. Brown joined the Company as Vice President of Worldwide Sales in May 1998. From January 1994 to May 1998, he held the position of Senior Vice President of Worldwide Field Operations, among other vice president of sales positions, at Auspex Systems, Inc, a network attached storage company. Mr. Brown also served as Vice President of Marketing of the UNIX Systems Group within Unisys Corporation from January 1992 to January 1994. Mr. Brown received a Bachelor of Commerce degree from the University of Witwatersrand in 1974 and a Masters degree in Business Administration from the University of South Africa in 1982.

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

     Mr. Pollock joined the Company as Vice President of Worldwide Marketing in November 1998. From May 1996 to October 1998, he was Executive Vice President of Portera Systems, an enterprise application outsourcing company. Mr. Pollock also served as Vice President of Worldwide Marketing for Claris Corporation from April 1988 to April 1996. From June 1987 to April 1988, he held positions in product marketing at Microsoft Corporation and from June 1986 to May 1987, he held positions in product marketing at Apple Computer. Mr. Pollock received a Bachelor of Science degree in Business and Cybernetic Systems from San Jose State University in 1985 and a Masters degree in Business Administration from Stanford University in 1987.

     Mr. Soward has been Vice President of Business Development since January 1999. From July 1998 to December 1998 he was the Vice President of Product Marketing and from April 1995 to June 1998 he was Director of Product Marketing for Edify. Prior to joining the Company, Mr. Soward served as Senior Product Manager for Call Center Applications at Rolm from October 1992 to March 1995. From January 1986 to September 1992, he also held various product management positions in the voice processing, multimedia and call center business segments at Rolm when it was part of IBM and then Siemens. Mr. Soward received a Bachelor of Science degree in Business Administration from the University of California, Berkeley in 1979.

     Mr. Sutton joined the Company as Vice President of Engineering in June 1998. From May 1997 to February 1998, he was Vice President of Product Development and Technology at Micro Focus Group Plc, a developer of enterprise software development environments. From January 1997 to April 1997, he was Vice President of Product Development at Unison Software, Inc., a network management software company. Mr. Sutton also held the position of Vice President of Development at Avalon Software, an enterprise resource planning ("ERP") company, from January 1996 to January 1997; Information Handling Services, an information content provider company, from September 1994 to January 1996; Informix, a database and tools company, from March 1993 to June 1994; and ASK Computer Systems, an ERP company, from December 1991 to March 1993. From January 1980 through December 1991, he held the positions of Software Development Engineer and General Manager at Hewlett-Packard Company. Mr. Sutton received a Bachelor of Science degree in Management, specializing in Computer Science and Marketing, from the Massachusetts Institute of Technology in 1967, and a Masters of Science degree in Management, specializing in Computer Science and Marketing, from the Massachusetts Institute of Technology in 1968.

     Ms. Tomlinson has been Vice President of Human Resources since April 1996. From March 1995 to April 1996, she was Vice President of Human Resources for the Desktop Document Systems Division of Xerox Corporation. Ms. Tomlinson also served as Director of Human Resources for Synopsys, Inc. from June 1992 to March 1995. From July 1983 to June 1992, she held human resource management positions with Apple Computer, Inc. Ms. Tomlinson received a Bachelor of Arts degree in Sociology from Pomona College in 1979.

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

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering in May 1996 under the symbol EDFY. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's common stock as reported by Nasdaq:


                                                                   High                     Low
                                                                 -------                  -------

               Year Ended December 31, 1997
               ----------------------------------

               First Quarter                                     16  1/4                  10  1/8
               Second Quarter                                    15                        8  7/8
               Third Quarter                                     18  3/4                  11  3/4
               Fourth Quarter                                    22  1/8                  14  1/8

               Year Ended December 31, 1998
               ----------------------------------

               First Quarter                                     20  7/8                  14  5/8
               Second Quarter                                    20  3/16                  8  1/16
               Third Quarter                                     11  5/8                   4  7/8
               Fourth Quarter                                     9  3/4                   4  5/8


     As of December 31, 1998, there were approximately 351 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.



                                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                    1998            1997            1996           1995           1994
                                                  --------        --------        --------        --------        --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
  License                                         $ 37,375        $ 34,081        $ 20,134        $ 10,774        $  6,274
  Services and other                                33,511          22,971          12,883           5,229           2,089
                                                  --------        --------        --------        --------        --------
    Total net revenues                              70,886          57,052          33,017          16,003           8,363
Cost of license revenues                             1,328             889             450             503             267
Cost of services and other revenues                 23,671          17,576          10,635           3,865           2,225
                                                  --------        --------        --------        --------        --------
    Gross profit                                    45,887          38,587          21,932          11,635           5,871
                                                  --------        --------        --------        --------        --------
Operating expenses:
  Product development                               11,986          10,066           5,801           2,627           2,189
  Sales and marketing                               31,511          21,565          15,371           8,015           4,696
  General and administrative                         5,745           4,613           2,946           1,163             762
  Intellectual property settlement                   5,000              --              --              --              --
                                                  --------        --------        --------        --------        --------
    Total operating expenses                        54,242          36,244          24,118          11,805           7,647
                                                  --------        --------        --------        --------        --------
    Income (loss) from operations                   (8,355)          2,343          (2,186)           (170)         (1,776)
                                                  --------        --------        --------        --------        --------
Interest income                                      1,953           2,078           1,598             143             113
Interest expense                                      (148)           (125)           (123)            (58)            (59)
                                                  --------        --------        --------        --------        --------
    Interest, net                                    1,805           1,953           1,475              85              54
                                                  --------        --------        --------        --------        --------
    Income (loss) before income taxes               (6,550)          4,296            (711)            (85)         (1,722)
Provision for income taxes                             125             344              44              19              22
                                                  --------        --------        --------        --------        --------
    Net income (loss)                             $ (6,675)       $  3,952        $   (755)       $   (104)       $ (1,744)
                                                  ========        ========        ========        ========        ========

Basic net income (loss) per share                 $  (0.39)       $   0.24        $  (0.07)       $  (0.05)
                                                  ========        ========        ========        ========
Shares used in computing basic net income
      (loss) per share                              17,090          16,398          10,686           2,283
                                                  ========        ========        ========        ========

Diluted net income (loss) per share               $  (0.39)       $   0.22        $  (0.07)       $  (0.05)
                                                  ========        ========        ========        ========
Shares used in computing diluted net income
      (loss) per share                              17,090          18,063          10,686           2,283
                                                  ========        ========        ========        ========





                                                                                       DECEMBER 31,
                                                             ---------------------------------------------------------------
                                                               1998          1997         1996           1995         1994
                                                             -------       -------       -------       -------       -------
                                                                                     (IN THOUSANDS)
     CONSOLIDATED BALANCE SHEET DATA:
     Cash, cash equivalents and short-term investments       $34,837       $43,161       $44,840       $ 7,154       $ 2,587
     Working capital .................................        44,161        48,954        43,870         8,992         2,128
     Total assets ....................................        67,004        68,480        60,721        15,372         6,214
     Capital lease obligations, excluding current
       installments ..................................            20           277           674           510           148
     Total stockholders' equity ......................        51,709        55,808        49,187        10,419         3,063

     The following tables set forth certain unaudited consolidated statement of operations data for each of the four quarters in 1997 and 1998, as well as the percentage of the Company's total net revenues represented by each item. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements contained herein and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information when read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Report. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


                                                                              QUARTER ENDED
                                                -------------------------------------------------------------------------------
                                                 MAR. 31,        JUNE 30,         SEPT. 30,        DEC. 31,         MAR. 31,
                                                   1997            1997             1997             1997             1998
                                                ---------        ---------        ---------        ---------        ---------
                                                                              (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
  License ................................      $   7,132        $   7,807        $   8,742        $  10,400        $   7,058
  Services and other .....................          5,178            5,730            5,478            6,585            6,700
                                                ---------        ---------        ---------        ---------        ---------
       Total net revenues ................         12,310           13,537           14,220           16,985           13,758
Cost of license revenues .................            131              205              162              391              296
Cost of services and other revenues ......          4,377            4,274            4,136            4,789            4,870
                                                ---------        ---------        ---------        ---------        ---------
       Gross profit ......................          7,802            9,058            9,922           11,805            8,592
                                                ---------        ---------        ---------        ---------        ---------
Operating expenses:
  Product development ....................          2,098            2,511            2,721            2,736            2,534
  Sales and marketing ....................          4,521            4,953            5,329            6,762            6,784
  General and administrative .............          1,027            1,155            1,160            1,271            1,274
  Intellectual property settlement .......             --               --               --               --               --
                                                ---------        ---------        ---------        ---------        ---------
       Total operating expenses ..........          7,646            8,619            9,210           10,769           10,592
                                                ---------        ---------        ---------        ---------        ---------
       Income (loss) from operations .....            156              439              712            1,036           (2,000)
                                                ---------        ---------        ---------        ---------        ---------
Interest income ..........................            525              529              508              515              507
Interest expense .........................            (33)             (27)             (32)             (32)             (27)
                                                ---------        ---------        ---------        ---------        ---------
       Interest, net .....................            492              502              476              483              480
                                                ---------        ---------        ---------        ---------        ---------
       Income (loss) before income taxes .            648              941            1,188            1,519           (1,520)
Provision for income taxes ...............             53               76               95              120               22
                                                ---------        ---------        ---------        ---------        ---------
       Net income (loss) .................      $     595        $     865        $   1,093        $   1,399        $  (1,542)
                                                =========        =========        =========        =========        =========

PERCENT OF TOTAL NET REVENUES:
Net revenues:
  License ................................           57.9%            57.7%            61.5%            61.2%            51.3%
  Services and other .....................           42.1             42.3             38.5             38.8             48.7
                                                ---------        ---------        ---------        ---------        ---------
       Total net revenues ................          100.0            100.0            100.0            100.0            100.0
Cost of license revenues .................            1.1              1.5              1.1              2.3              2.2
Cost of services and other revenues ......           35.6             31.6             29.1             28.2             35.4
                                                ---------        ---------        ---------        ---------        ---------
       Gross profit ......................           63.4             66.9             69.8             69.5             62.4
                                                ---------        ---------        ---------        ---------        ---------
Operating expenses:
  Product development ....................           17.0             18.6             19.1             16.1             18.4
  Sales and marketing ....................           36.7             36.6             37.5             39.8             49.3
  General and administrative .............            8.3              8.5              8.2              7.5              9.3
  Intellectual property settlement .......             --               --               --               --               --
                                                ---------        ---------        ---------        ---------        ---------
       Total operating expenses ..........           62.1             63.7             64.8             63.4             77.0
                                                ---------        ---------        ---------        ---------        ---------
       Income (loss) from operations .....            1.3              3.2              5.0              6.1            (14.6)
                                                ---------        ---------        ---------        ---------        ---------
Interest income ..........................            4.3              3.9              3.6              3.0              3.7
Interest expense .........................           (0.3)            (0.2)            (0.2)            (0.2)            (0.2)
                                                ---------        ---------        ---------        ---------        ---------
       Interest, net .....................            4.0              3.7              3.4              2.8              3.5
                                                ---------        ---------        ---------        ---------        ---------
       Income (loss) before income taxes .            5.3              7.0              8.4              8.9            (11.1)
Provision for income taxes ...............            0.4              0.6              0.7              0.7              0.2
                                                ---------        ---------        ---------        ---------        ---------
       Net income (loss) .................            4.8%             6.4%             7.7%             8.2%           (11.3)%
                                                =========        =========        =========        =========        =========




                                                               QUARTER ENDED
                                                -------------------------------------------
                                                JUNE 30,         SEPT. 30,         DEC. 31,
                                                  1998              1998            1998
                                                ---------        ---------        ---------
                                                              (IN THOUSANDS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues:
  License ................................      $   9,179        $  10,087        $  11,051
  Services and other .....................          8,682            8,623            9,506
                                                ---------        ---------        ---------
       Total net revenues ................         17,861           18,710           20,557
Cost of license revenues .................            226              465              341
Cost of services and other revenues ......          5,888            6,034            6,879
                                                ---------        ---------        ---------
       Gross profit ......................         11,747           12,211           13,337
                                                ---------        ---------        ---------
Operating expenses:
  Product development ....................          2,884            3,305            3,263
  Sales and marketing ....................          8,056            7,918            8,753
  General and administrative .............          1,573            1,418            1,480
  Intellectual property settlement .......             --            5,000               --
                                                ---------        ---------        ---------
       Total operating expenses ..........         12,513           17,641           13,496
                                                ---------        ---------        ---------
       Income (loss) from operations .....           (766)          (5,430)            (159)
                                                ---------        ---------        ---------
Interest income ..........................            526              500              420
Interest expense .........................            (22)             (19)             (80)
                                                ---------        ---------        ---------
       Interest, net .....................            504              481              340
                                                ---------        ---------        ---------
       Income (loss) before income taxes .           (262)          (4,949)             181
Provision for income taxes ...............             33               26               44
                                                ---------        ---------        ---------
       Net income (loss) .................      $    (295)       $  (4,975)       $     137
                                                =========        =========        =========

PERCENT OF TOTAL NET REVENUES:
Net revenues:
  License ................................           51.4%            53.9%            53.8%
  Services and other .....................           48.6             46.1             46.2
                                                ---------        ---------        ---------
       Total net revenues ................          100.0            100.0            100.0
Cost of license revenues .................            1.3              2.5              1.7
Cost of services and other revenues ......           33.0             32.3             33.5
                                                ---------        ---------        ---------
       Gross profit ......................           65.7             65.2             64.8
                                                ---------        ---------        ---------
Operating expenses:
  Product development ....................           16.1             17.7             15.9
  Sales and marketing ....................           45.1             42.3             42.6
  General and administrative .............            8.8              7.6              7.2
  Intellectual property settlement .......             --             26.7               --
                                                ---------        ---------        ---------
       Total operating expenses ..........           70.0             94.3             65.7
                                                ---------        ---------        ---------
       Income (loss) from operations .....           (4.3)           (29.1)            (0.9)
                                                ---------        ---------        ---------
Interest income ..........................            2.9              2.7              2.0
Interest expense .........................             --             (0.1)            (0.4)
                                                ---------        ---------        ---------
       Interest, net .....................            2.9              2.6              1.6
                                                ---------        ---------        ---------
       Income (loss) before income taxes .           (1.4)           (26.5)             0.7
Provision for income taxes ...............            0.2              0.1              0.2
                                                ---------        ---------        ---------
       Net income (loss) .................           (1.6)%          (26.6)%            0.5%
                                                =========        =========        =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that reflect the Company's current views with respect to future matters such as revenue sources, levels and growth, spending levels, international operations, gross profit and capital needs. Actual results may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include those discussed below as well as those discussed elsewhere in this Report.

OVERVIEW

     The Company develops, markets and supports enterprise self service software solutions that enable organizations to automate, integrate and personalize interactions with customers and employees through multiple channels, including the Internet, corporate intranets and the telephone. The Company commenced operations in May 1990 to address the issues facing organizations needing to provide more and better service through a broad range of interactive media while containing costs. The Company was engaged principally in research and development through the first quarter of 1992, when it made its initial product shipments of its principal product, Electronic Workforce. Since that time, the Company has released new versions of Electronic Workforce at least annually.

     The Company derives revenues from licenses of its software products and fees for services related thereto. The Company currently markets Electronic Workforce across multiple industries, emphasizing customer self service applications within the financial services industry and employee self service applications deployed by human resources organizations. In addition, the Company has introduced two software application products for Web-based self service applications in the financial services and human resources markets, the Electronic Banking System and the Employee Service System, both of which are built on Electronic Workforce and incorporate Web, Java and other technologies that address the customization requirements necessary for the application products market. The Company began shipping EBS in September 1996 and began shipping ESY in June 1997.

     The Company markets its products through its own field sales force, as well as through VARs and OEMs, and markets its services directly to its customers and distribution partners. The typical size of a direct transaction (including software licenses and services) ranges from $100,000 to $300,000 and can be over $1,000,000 for large applications. Most indirect licenses are smaller and do not include a service component, resulting in substantially lower revenues per transaction to the Company. In 1998, the Company derived approximately 53% of its revenues from software licenses and 47% from fees for services. The Company generally recognizes revenue from the licensing of software products upon shipment and revenue from service contracts ratably over the contract period or as the services are performed.

     As of December 31, 1998, the Company had an accumulated deficit of $17.3 million. The Company intends to make ongoing investments in its sales, marketing, research and development, customer support and administrative infrastructure over the near term. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will achieve or sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks encountered by companies in new and rapidly evolving markets. The Company does not believe that prior percentage rates of revenue growth are sustainable or indicative of future growth. The ability of the Company to achieve revenue growth and profitability in the future will depend on a number of factors, many of which are outside of the Company's control. In particular, growth and profitability will depend on the Company's success in marketing versions of and developing enhancements to its products that run on the Windows NT platform as well as the Company's success in marketing its application products. The Company's inability to implement these key elements of its growth strategy would result in a material adverse effect on its business, financial condition and results of operations.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total net revenues, consolidated statement of operations data for the periods indicated:


                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1998         1997         1996
                                                        -----        -----        -----
            Net revenues:
              License ............................       52.7%        59.7%        61.0%
              Services and other .................       47.3         40.3         39.0
                                                        -----        -----        -----
                 Total net revenues ..............      100.0        100.0        100.0
            Cost of license revenues .............        1.9          1.6          1.4
            Cost of services and other revenues ..       33.4         30.8         32.2
                                                        -----        -----        -----
                 Gross profit ....................       64.7         67.6         66.4
                                                        -----        -----        -----
            Operating expenses:
              Product development ................       16.9         17.6         17.6
              Sales and marketing ................       44.5         37.8         46.5
              General and administrative .........        8.1          8.1          8.9
              Intellectual property settlement ...        7.1           --           --
                                                        -----        -----        -----
                 Total operating expenses ........       76.6         63.5         73.0
                                                        -----        -----        -----
                 Income (loss) from operations ...      (11.9)         4.1         (6.6)
                                                        -----        -----        -----
            Interest income ......................        2.7          3.6          4.8
            Interest expense .....................       (0.2)        (0.2)        (0.4)
                                                        -----        -----        -----
                 Interest, net ...................        2.5          3.4          4.4
                                                        -----        -----        -----
                 Income (loss) before income taxes       (9.4)         7.5         (2.2)
            Provision for income taxes ...........        0.2          0.6          0.1
                                                        -----        -----        -----
                 Net income (loss) ...............       (9.6)%        6.9%        (2.3)%
                                                        =====        =====        =====

   NET REVENUES

     Total net revenues were $70.9 million, $57.1 million and $33.0 million in 1998, 1997 and 1996, respectively, representing increases of 24.2% from 1997 to 1998 and 72.8% from 1996 to 1997. The Company's revenues are principally derived from software licenses and fees for services, which are generally charged separately. Revenues are recorded net of reserves for potential product returns and allowances. No single customer exceeded 10% of total net revenues in 1998, 1997 or 1996. In each of 1998, 1997 and 1996, 5% or less of the Company's total net revenues were derived from international sales. Over time, the Company intends to expand its operations outside the United States and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance, and there can be no assurance that such expansion will be successful.

     LICENSE REVENUES. Revenues from licenses were $37.4 million, $34.1 million and $20.1 million in 1998, 1997 and 1996, respectively, representing increases of 9.7% from 1997 to 1998 and 69.3% from 1996 to 1997. The increases in license revenues from 1996 to 1998 were attributable to several factors, including an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Workforce, the introduction of the Electronic Banking System in September 1996, the introduction of the Employee Service System in June 1997, increased follow-on business from existing customers, and expansion of the Company's field sales force and indirect distribution channels. The prices of the Company's Electronic Workforce licenses have remained relatively constant from 1996 to 1998. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

     SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, education and installation services. Services and other revenues were $33.5 million, $23.0 million and $12.9 million in 1998, 1997 and 1996, respectively, representing increases of 45.9% from 1997 to 1998 and 78.3% from 1996 to 1997. Services and other revenues increased as a percentage of total net revenues to 47.3% in 1998 from 40.3% in 1997 and 39.0% in 1996. These increases in services and other revenues occurred primarily due to increased demand for consulting services, as well as increases in post-contract customer support, education and installation services associated with the increased installed base of the Company's software. Consulting services primarily are contracted for under time and material arrangements. The Company does not expect historical growth rates of its services revenues to be sustainable in the future. To the extent services and other revenues increase as a percentage of total net revenues, overall gross profit margins may be adversely impacted.

   COST OF REVENUES

     COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $1,328,000, $889,000 and $450,000 in 1998, 1997 and 1996, respectively, representing 3.6%, 2.6% and 2.2% of the related license revenues for the respective years. The increase in absolute dollars and the cost of license revenues as a percentage of license revenues from 1996 to 1998 was due primarily to the costs of third-party technology used for particular customers as well as increases in shipments of the Company's software products.

     COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support, education and installation services to customers. Cost of services and other revenues was $23.7 million, $17.6 million and $10.6 million in 1998, 1997 and 1996, respectively, representing 70.6%, 76.5% and 82.6% of the related services and other revenues for the respective years. The increases in absolute dollars from 1996 to 1998 were due primarily to increases in personnel-related costs as the Company continued to expand its consulting, customer support, education and installation services organizations. The increases in gross profit margins from 1996 to 1998 were due primarily to increased demand for consulting services, as well as increases in post-contract customer support and installation services associated with the increased installed base of the Company's software. The Company does not expect historical growth rates of its gross profit margins to be sustainable. The cost of services and other revenues as a percentage of services and other revenue may vary between periods due to the amount and mix of services provided by the Company and to varying levels of expenditures to build the services organization. Any significant decline in the demand for the Company's consulting services would have a material adverse impact on the Company's revenues and, as a result of the under-utilization of consulting personnel, on the Company's gross profit and results of operations.

   OPERATING EXPENSES

     PRODUCT DEVELOPMENT. Product development expenses were $12.0 million, $10.1 million and $5.8 million, or 16.9%, 17.6% and 17.6% of total net revenues, in 1998, 1997 and 1996, respectively. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increase in absolute dollars from 1997 to 1998 was due primarily to increased staffing related to the development of the Company's application products and ongoing enhancements to Electronic Workforce. The decrease in product development costs as a percentage of net revenue from 1997 to 1998 was due primarily to the growth in total net revenue. The increase in absolute dollars from 1996 to 1997 was attributable primarily to increased staffing related to development of application products and ongoing enhancements to Electronic Workforce and an increase in personnel-related costs associated with the development of the Company's Windows-based software, which was delivered in the fourth quarter of 1997. The Company believes that significant investments in product development are required to remain competitive. As a result, the Company expects that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels.

     In accordance with Statement of Financial Accounting Standards No. 86, the Company expects to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. The Company has defined technological feasibility as completion of a working model. To date, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized in the accompanying consolidated balance sheet.

     SALES AND MARKETING. Sales and marketing expenses were $31.5 million, $21.6 million and $15.4 million, or 44.5%, 37.8% and 46.5% of total net revenues, in 1998, 1997 and 1996, respectively. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increases in absolute dollars in sales and marketing expenses from 1996 to 1998 and as a percentage of total net revenues from 1997 to 1998 were due primarily to the expansion of the Company's field and indirect sales operations and increased marketing activities. The reduction in sales and marketing expenses as a percentage of total net revenues from 1996 to 1997 was due primarily to the growth in total net revenues. The Company expects to continue to expand its field sales and marketing efforts, its third-party VAR distribution channel and its operations outside the United States and, therefore, anticipates that sales and marketing expenditures will increase in absolute dollars in the future. In addition, sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.7 million, $4.6 million and $2.9 million, or 8.1%, 8.1% and 8.9% of total net revenues, in 1998, 1997 and 1996, respectively. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increases in absolute dollars from 1996 to 1998 were attributable primarily to the increase in the provision for doubtful accounts and the addition of staff and increased infrastructure costs to support the growth of the Company's business. The reduction in general and administrative expenses as a percentage of total net revenues from 1996 to 1997 was due primarily to the growth in total net revenues. The Company expects to continue to expand its staffing, information systems and other items related to infrastructure and, therefore, anticipates that general and administrative expenses will increase in absolute dollars in the future.

     INTELLECTUAL PROPERTY SETTLEMENT. Intellectual property settlement represents a non-recurring charge of $5 million related to the resolution of the Company's patent discussions with Lucent in November 1998. See Note 4 of Notes to Consolidated Financial Statements for further discussion of this settlement.

     INTEREST INCOME. Interest income, which consists of interest earned from the Company's cash, cash equivalents and short-term investments, was $2.0 million, $2.1 million and $1.6 million in 1998, 1997 and 1996, respectively. The increase from 1996 to 1997 was due primarily to an increase in average investment balances from the proceeds of the Company's initial public offering. The reduction from 1997 to 1998 was due primarily to a decrease in average investment balances primarily resulting from the intellectual property settlement in 1998.

     INTEREST EXPENSE. Interest expense, which relates primarily to capital lease obligations, was $148,000, $125,000 and $123,000 in 1998, 1997 and 1996,
respectively.

   PROVISION FOR INCOME TAXES

     The provision for income taxes was $125,000, $344,000 and $44,000 in 1998, 1997 and 1996, respectively. No provision for federal income taxes was required through 1996, as the Company had not been profitable on an annual basis from its inception through 1996. As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $11.7 million and $4.5 million, respectively. The federal net operating loss carryforwards expire in various years from 2008 through 2018, and the state net operating loss carryforwards expire in years 1999 through 2003. As of December 31, 1998, the Company also had federal and state research and development tax credit carryforwards of approximately $1,156,000 and $893,000, respectively. The Company has provided a valuation allowance against 100% of the deferred tax assets, including that related to the carryforwards.

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


LIQUIDITY AND CAPITAL RESOURCES

     From inception through April 1996, the Company financed its operations and met its capital expenditure requirements primarily through private sales of preferred stock, totaling $24.1 million. On May 2, 1996, the Company completed its initial public offering of 2,875,000 shares of its Common Stock at a price of $15.00 per share. Proceeds to the Company from this offering were approximately $38.9 million, net of underwriting discounts and other offering costs. At December 31, 1998, the Company's cash, cash equivalents and short-term investments totaled $34.8 million.

     At December 31, 1998 and 1997, the Company also had available an $8.0 million unsecured revolving bank line of credit. The line of credit agreement will expire in December 1999 and contains certain financial covenants, with which the Company was in compliance at December 31, 1998. Borrowings accrue interest at the bank's prime rate. As of December 31, 1998 and 1997, there were no borrowings outstanding under this line of credit.

     In 1998, $5.4 million of cash was used in operating activities, resulting primarily from the Company's intellectual property settlement payment of $5.0 million and an increase in accounts receivable of $6.3 million due to an increase in revenues and average days sales outstanding, offset by depreciation and amortization of $4.5 million and increases in accounts payable and accrued expenses of $3.2 million. In 1997, $673,000 of cash was provided by operating activities, resulting primarily from net income of $4.0 million, depreciation and amortization of $3.2 million and increases in accrued expenses and unearned revenue of $2.0 million, offset by an increase in accounts receivable of $8.9 million due to an increase in revenues and average days sales outstanding. In 1996, $4.0 million of cash was provided by operating activities, resulting primarily from depreciation and amortization of $1.6 million and increases in accrued expenses and unearned revenue of $5.5 million, partially offset by an increase in accounts receivable of $3.2 million.

     In 1998, 1997 and 1996, the Company's investing activities have consisted primarily of purchases and sales of short-term investments and purchases of property and capital equipment. Capital expenditures, including equipment acquired under capital leases, were $4.9 million, $4.4 million and $5.5 million in 1998, 1997 and 1996, respectively, which were primarily for expansion of the Company's facilities and purchases of computer and network equipment for the Company's growing employee base. The Company expects that its capital expenditures will increase as the Company's employee base grows. The Company's principal commitments consist primarily of leases on its facilities and its equipment. In 1998, net cash generated from financing activities of $2.0 million was related primarily to proceeds from the issuance of the Company's common stock through its Employee Stock Purchase Plan and stock option exercises.

     At December 31, 1998, the Company's working capital was $44.2 million. The Company has no significant capital spending or purchase commitments other than normal purchase commitments and commitments under facilities and capital leases. The Company believes that its working capital, together with its bank line of credit and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.


BUSINESS RISKS

     This section on "Business Risks" includes forward-looking statements that reflect the Company's current views with respect to future matters such as factors that can affect the Company's operating results, technological change, the markets for the Company's products, the Company's sales channels and the stability and availability of compatible technology. Forward-looking statements are subject to risks and uncertainties. Actual results may differ materially from the results and outcomes discussed in the forward-looking statements. This section contains cautionary statements that identify important factors, including certain risks and uncertainties, that could cause actual results or outcomes to differ materially from those in the forward-looking statements in this section and elsewhere in this Report.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in the future, on an annual and quarterly basis as a result of a number of factors, such as demand for the Company's products, including new products and product enhancements, the mix of products and services sold, the mix of distribution channels through which the Company's products are sold, customer order deferrals in anticipation of new products or product enhancements, purchasing patterns of value added resellers and customers, Company decisions regarding hiring and other expenses, and competitive conditions in the industry. In particular, the Company plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, expand its international operations, fund greater levels of product development, broaden its consulting services and customer support capabilities and increase its administrative infrastructure. A relatively high percentage of the Company's expenses is fixed in the short term as the Company's expense levels are based, in part, on its expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

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

     Based upon all of the foregoing, the Company believes that its quarterly revenues, expenses and operating results could vary significantly in the future, and that period-to-period comparisons should not be relied upon as indications of future performance. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. If new competitors, technological advances by existing competitors, or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating results in the future may be adversely affected. There can be no assurance that the Company will be able to grow in future periods or that it will be able to sustain its level of total revenues or its rate of revenue growth on a quarterly or annual basis. In particular, the rate of revenue growth decreased in 1998 compared to 1997. During 1998, the Company experienced actual performance that did not meet financial market expectations. It is likely that, in some future quarters, the Company's operating results will again be below the expectations of stock market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

     RISKS OF EXPANSION TO WINDOWS NT OPERATING SYSTEM. The Company's future success will depend on its ability to develop, sell, implement and support new software products and enhancements of current products on a timely basis in response to changing customer needs, competition, technological developments and emerging industry standards. Furthermore, the Company's future success will depend on its ability to convert existing customers and partners to the Windows NT operating platform. Versions through 4.x of Electronic Workforce and 1.x of EBS and ESY run on IBM's OS/2 operating system. In October 1997, the Company released its first version of Electronic Workforce Release 5 for the Windows NT operating system. In December 1997, the Company released initial versions of EBS and ESY for Windows NT. Because these products are still relatively new, many customers licensing these versions have not yet fully deployed the product and undetected errors may remain in these versions. The existence of any such errors may delay the release of future versions and adversely affect the acceptance of these products, either of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, certain features of the OS/2 versions of the Company's software are not available on currently available Windows NT-based versions. Accordingly, the Company is devoting significant engineering and development resources to develop enhancements to the versions of its products that run on the Microsoft Windows NT operating system. It is possible that the newness of or lack of features on the Windows NT-based versions of its products will cause potential customers to defer or forgo purchases of current or future versions of these products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success will depend upon the timely and successful introduction of new versions of its Windows NT-based products. There can be no assurance that the Company will be successful in developing, on a timely basis or at all, fully featured Windows NT-based versions of its products or that such versions, if developed, will achieve customer acceptance. Failure by the Company to develop new Windows NT-based versions successfully and in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to invest a significant majority of its product development resources on products and product enhancements for the Windows NT operating system. The Company must manage the effect on its existing OS/2 customers of this focus on the Windows NT operating system. There can be no assurance that updates to and enhancements for the Company's OS/2-based products will be sufficient to encourage its OS/2 customers to continue to purchase additional software or services from the Company. In addition, the Company must provide its customers with an economically reasonable and technologically feasible migration path from the OS/2-based products to the Windows NT-based products. There can be no assurance that the Company's OS/2 customers will migrate to the Company's Windows NT-based products. The failure of a significant number of its existing OS/2 customers to purchase additional software or services from the Company, for any reason, would have a material adverse effect on the Company's business, operating results and financial condition.

     EMERGING MARKET; UNPROVEN ACCEPTANCE OF THE COMPANY'S APPLICATION PRODUCTS. Certain of the Company's products and features have been introduced only recently. In September 1996, the Company began shipping the Electronic Banking System, its first application product. In June 1997, Edify began shipping its Employee Service System. The emerging self service application products markets are rapidly changing and are characterized by an increasing number of new entrants whose products compete with those of the Company. Demand for and market acceptance of these products and services are subject to a high level of uncertainty. Moreover, much of the industry software and infrastructure supporting the use of the Company's products in these markets, particularly the Web, is new and unproven. In addition, portions of the markets for the Company's products and services are new and evolving, and it is difficult to predict the future growth of this market. There can be no assurance that a viable market for self service application products will develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

     LENGTHY SALES CYCLE. The licensing of Edify's software is often an enterprise-wide decision by prospective customers and generally requires the Company to engage in a lengthy sales cycle and to provide a significant level of education to prospective customers regarding the use and benefits of its software. Due in part to the business-critical nature of certain of the Company's software applications and the associated hardware, software and consulting expenditures, potential customers tend to be cautious in making product acquisition decisions. In addition, the licensing of the Company's software involves a significant commitment of capital and the attendant delays frequently associated with approving large capital expenditures and reviewing new technologies that affect key operations. For these and other reasons, the sales cycle for the Company's products can range from one month to over one year, averages six months and is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

     DEPENDENCE UPON DEVELOPMENT OF MARKETING CHANNELS. An integral part of the Company's strategy is to develop multiple distribution channels, including a field sales force, VARs and OEMs. The Company intends to increase its reliance on third-party distribution partners in the future. The Company is expending and intends to continue to expend significant resources to develop the VAR channel. VARs and OEMs are not, however, subject to any minimum purchase or resale requirements and can cease marketing the Company's products at any time. Certain VARs and OEMs also offer competing products that they produce or that are produced by third parties. There can be no assurance that the Company's existing VARs will continue to provide the level of services and technical support necessary to provide a complete self service solution to the Company's customers, that they will transition smoothly to sales of new products or enhancements of existing products, or that they will not emphasize their own or third-party products to the detriment of the Company's products. The loss of VARs, the failure of such parties to perform under agreements with the Company, or the inability of the Company to attract and retain new VARs with the technical, industry and application expertise required to market the Company's products successfully in the future could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is successful in increasing its sales through VARs, those sales will be at discounted rates, and revenue to the Company for each such sale will be less than if the Company had licensed the same products to the customer directly.

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

     MANAGEMENT OF A RAPIDLY CHANGING BUSINESS. The rapid development of an infrastructure necessary for the Company to exploit the market opportunities for its products requires an effective planning and management process. The Company has recently experienced changes in its operations that have placed significant demands on the Company's administrative, operational and financial resources. In 1998, the Company increased its staff from 349 to 442 employees and its total net revenues by 24%. The Company is expanding its sales and marketing organizations, developing its distribution channels to penetrate different and broader markets, funding increasing levels of research and development, and growing its support organization to accommodate the increasing installed base of products. The growth in the Company's customer base and product offerings has placed, and any future growth is expected to continue to place, a significant strain on the Company's management and operations, including its sales, marketing, customer support, research and development, finance and administrative operations. The Company's officers as a whole have had limited experience in managing large or rapidly growing business organizations. The Company's ability to compete effectively and its future growth, if any, will require the Company to continually improve its financial and management controls, reporting systems and procedures on a timely basis, implement new systems as necessary, and expand, train and manage its employee workforce. There can be no assurance that the Company's controls, systems or procedures will be adequate to support the Company's operations. The failure of the Company's management to respond effectively to changing business conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. The Company's future performance depends to a significant degree upon the continued contributions of members of the Company's senior management and other key research and development, sales and marketing personnel. Loss of any key persons could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have employment agreements with any of its key personnel. In addition, the Company believes that its future success will depend upon its continuing ability to identify, attract, train and retain other highly skilled managerial, engineering, sales and marketing and services personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting, assimilating and retaining the necessary personnel, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     RELIANCE ON STABILITY AND AVAILABILITY OF THIRD-PARTY SOFTWARE AND HARDWARE. The Company's products involve integration with products and systems developed by third parties. A significant portion of the Company's installed base of products runs on the OS/2 operating system, and the Company is therefore dependent upon the continued viability of the OS/2 operating system and upon IBM's continuing support for the OS/2 operating system. In the fourth quarter of 1997, the Company released Windows NT-based versions of its products and intends to focus future product development efforts on Windows NT. Accordingly, the Company also is dependent upon the continued viability of that operating environment. In addition, the current versions of the Company's products are designed to function only with Natural MicroSystems Corporation's voice hardware cards and software drivers and Intersolv Inc.'s QELib for database connectivity. If any of these third-party products should become unavailable for any reason, fail under operation with the Company's products or fail to be supported by their respective vendors, it would be necessary for the Company to redesign its products. There can be no assurance that any redesign could be accomplished in a cost-effective or timely manner. The Company or its customers could also experience difficulties integrating the Company's products with other hardware and software. Furthermore, should new releases of these operating systems, voice hardware cards and software drivers or database connectivity software occur before the Company develops products compatible with such new releases, any resulting decline in demand for the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

     YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company is currently taking steps to address Year 2000 issues in the following three areas: (1) the Company's products; (2) internal systems; and (3) readiness of third party vendors and business partners. The Company has assigned a Year 2000 project team to develop and implement the Year 2000 readiness effort for its domestic and international operations. The project has executive sponsorship and is regularly reviewed by senior management, the Board of Directors and the Audit Committee.

     The Company has designed and tested its current products to be Year 2000 compliant. However, since all customer situations cannot be anticipated, particularly those involving third-party products, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. As such, the impact of customer claims could have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company's internal systems include both information technology systems such as financial and order entry systems and non-information technology systems such as telephones and facilities. In August 1998, the Company completed the installation of a Year 2000 compliant ERP system, which includes the Company's order entry, project accounting and financial systems. The Company expects to resolve remaining Year 2000 compliance issues substantially through normal replacement and upgrades of software by June 1999. In January 1999, the Company initiated a comprehensive inventory and evaluation of all desktop systems and expects to complete this process by April 1999. The additional costs of remediation are not expected to be material to the Company's financial condition or results of operations. However, if significant new non-compliance issues are identified, the Company's business, financial condition and results of operations could be materially adversely affected.

     In December 1998, the Company completed the process of sending detailed questionnaires to critical suppliers and business partners to certify Year 2000 compliance. Where practicable, the Company will attempt to mitigate its risk with respect to the failure of suppliers and business partners to be Year 2000 ready. However, such failures remain a possibility and could have an adverse impact on the Company's business, financial condition and results of operations.

     The Company has estimated a preliminary budget of approximately $300,000 for investigating and remedying issues related to Year 2000 compliance involving software or systems used in its internal operations. Costs that have already been incurred to replace and upgrade software and systems in the Company's ordinary course of business are not included in the estimated budget. While the Company has dedicated substantial resources towards attaining Year 2000 compliance, there can be no assurance that the Company's Year 2000 compliance program will be completed on time. In addition, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The most likely worst case scenarios include hardware failure and the failure of infrastructure services provided by government agencies, systems vendors and other third parties (e.g., electricity, telephone service, water transport, internet services, etc.). The Company is in the process of completing its contingency planning for high risk areas at this time and is scheduled to commence contingency planning for medium to low risk areas by the end of the fiscal year. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

     For a discussion of additional business risks, see "Business-Product Development," "-Competition," "-Proprietary Rights" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations-Overview."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   MARKET RISK DISCLOSURES

     The following discussion about the Company's market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not have derivative financial instruments for hedging, speculative or trading purposes.

   INTEREST RATE SENSITIVITY

     The Company maintains a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. The Company has the ability to hold its fixed income investments until maturity, and therefore, the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

     The Company's cash equivalents and short-term investments have generally been available-for-sale. Gross unrealized gains and losses were not significant as of December 31, 1998.

     The following table presents the principal amounts and related weighted-average yields for the Company's fixed rate investment portfolio (in thousands, except average yields).

                                                                            CARRYING     AVERAGE
                                                                             AMOUNT       YIELD
                                                                            -------      -------
            Cash equivalents:
                 Commercial paper ....................................      $ 9,459         5.35%
                 Money market funds ..................................        6,796         5.43%
                 Government agency securities ........................        2,925         5.25%
                                                                            -------
                     Total cash equivalents ..........................       19,180         5.36%
                                                                            -------
            Short-term investments:
                 Government agency securities ........................        6,600         5.25%
                 Corporate bonds .....................................        2,051         5.18%
                 Commercial paper ....................................        1,988         5.47%
                                                                            -------
                     Total short-term investments ....................       10,639         5.28%
                                                                            -------
                     Total cash equivalents and short-term investments      $29,819         5.33%
                                                                            =======


   FOREIGN CURRENCY RISK

     The Company believes that its exposure to currency exchange fluctuation risk is insignificant because the Company's transactions with international vendors are generally denominated in U.S. dollars, which is considered to be the functional currency of the Company and its subsidiary. The currency exchange impact on intercompany transactions was immaterial in 1998.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the definitive proxy statement for the Company's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later that 120 days after the end of the fiscal year covered by this Report (the "Proxy Statement") under the caption "PROPOSAL NO. 1-ELECTION OF DIRECTORS." The information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Item 4A. Executive Officers of the Registrant."

           Information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement under the captions "EXECUTIVE COMPENSATION," "PROPOSAL NO. 1-ELECTION OF DIRECTORS-DIRECTOR COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form:


                                                                                                                    PAGE
                                                                                                                    ----
 1.      Financial Statements
           Independent Auditors' Report.......................................................................       30
           Consolidated Balance Sheets as of December 31, 1998 and 1997.......................................       31
           Consolidated Statements of Operations for each of the years in the three-year period ended
           December 31, 1998..................................................................................       32
           Consolidated Statements of Stockholders' Equity for each of the years in the three-year
           period ended December 31,  1998                                                                           33
           Consolidated Statements of Cash Flows for each of the years in the three-year period ended
           December 31, 1998..................................................................................       34
           Notes to Consolidated Financial Statements.........................................................       35

 2.      Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996
           Schedule II - Valuation and Qualifying Accounts....................................................       46

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 3. Exhibits: See Index to Exhibits on page 48. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.


     (b) Reports on Form 8-K:

               None.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Edify Corporation:

     We have audited the accompanying consolidated balance sheets of Edify Corporation and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edify Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Mountain View, California                       KPMG LLP
January 25, 1999

                                EDIFY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------       --------
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................      $ 24,198       $ 31,790
  Short-term investments .......................................        10,639         11,371
  Accounts receivable, net of allowance for returns and doubtful
    accounts of $1,945 and $1,629, respectively ................        22,629         16,668
  Prepaid expenses and other current assets ....................         1,920          1,457
                                                                      --------       --------
         Total current assets ..................................        59,386         61,286
Property and equipment, net ....................................         7,329          6,953
Other assets ...................................................           289            241
                                                                      --------       --------
         Total assets ..........................................      $ 67,004       $ 68,480
                                                                      ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................      $  2,744       $  1,062
  Current installments of capital lease obligations ............           257            424
  Accrued expenses .............................................         7,749          6,265
  Unearned revenue .............................................         4,475          4,581
                                                                      --------       --------
         Total current liabilities .............................        15,225         12,332
                                                                      --------       --------
Deferred rent ..................................................            50             63
Capital lease obligations, excluding current installments ......            20            277
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares - 5,000,000
    Issued and outstanding - none ..............................            --             --
  Common stock, $0.001 par value:
     Authorized shares - 55,000,000
     Issued and outstanding - 17,363,490  (16,607,327 in 1997) .            17             17
  Additional paid-in capital ...................................        69,070         66,624
  Deferred compensation ........................................           (55)          (181)
  Note receivable from stockholder .............................            (8)           (12)
  Accumulated deficit ..........................................       (17,315)       (10,640)
                                                                      --------       --------
         Total stockholders' equity ............................        51,709         55,808
                                                                      ========       ========
         Total liabilities and stockholders' equity ............      $ 67,004       $ 68,480
                                                                      ========       ========




          See accompanying notes to consolidated financial statements.

                                EDIFY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                              YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          1998           1997           1996
                                                        --------       --------       --------
Net revenues:
  License ........................................      $ 37,375       $ 34,081       $ 20,134
  Services and other .............................        33,511         22,971         12,883
                                                        --------       --------       --------
          Total net revenues .....................        70,886         57,052         33,017

Cost of license revenues .........................         1,328            889            450
Cost of services and other revenues ..............        23,671         17,576         10,635
                                                        --------       --------       --------
          Gross profit ...........................        45,887         38,587         21,932
                                                        --------       --------       --------

Operating expenses:
  Product development ............................        11,986         10,066          5,801
  Sales and marketing ............................        31,511         21,565         15,371
  General and administrative .....................         5,745          4,613          2,946
  Intellectual property settlement ...............         5,000             --             --
                                                        --------       --------       --------
          Total operating expenses ...............        54,242         36,244         24,118
                                                        --------       --------       --------
          Income (loss) from operations ..........        (8,355)         2,343         (2,186)
                                                        --------       --------       --------

Interest income ..................................         1,953          2,078          1,598
Interest expense .................................          (148)          (125)          (123)
                                                        --------       --------       --------
          Interest, net ..........................         1,805          1,953          1,475
                                                        --------       --------       --------
          Income (loss) before income taxes ......        (6,550)         4,296           (711)
Provision for income taxes .......................           125            344             44
                                                        --------       --------       --------
          Net income (loss) ......................      $ (6,675)      $  3,952       $   (755)
                                                        ========       ========       ========


Basic net income (loss) per share ................      $  (0.39)      $   0.24       $  (0.07)
                                                        ========       ========       ========
Shares used in computing basic net income (loss)
    per share ....................................        17,090         16,398         10,686
                                                        ========       ========       ========

Diluted net income (loss) per share ..............      $  (0.39)      $   0.22       $  (0.07)
                                                        ========       ========       ========
Shares used in computing diluted net income (loss)
    per share ....................................        17,090         18,063         10,686
                                                        ========       ========       ========





          See accompanying notes to consolidated financial statements.

                                EDIFY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)





                                          PREFERRED STOCK                        COMMON STOCK                 ADDITIONAL
                                   -----------------------------         -----------------------------          PAID-IN
                                     SHARES            AMOUNT              SHARES            AMOUNT             CAPITAL
                                   ----------       ------------         ----------       ------------       ------------
Balances as of
  December 31, 1995 .......        10,110,231       $     24,121         2,431,143       $           2       $        691

Conversion of preferred
  Stock to common stock ..        (10,110,231)           (24,121)       10,110,231                  10             24,111
Sale of common stock,
  Net of issuance costs
  of $1,204 ...............                --                 --         2,875,000                   3             38,875
Stock options exercised ...                --                 --           622,303                   1                228
Net exercise of stock
  Warrants ................                --                 --            62,930                  --                 --
Deferred compensation
  Related to grant of stock
  Options .................                --                 --                --                  --                303
Amortization of deferred
  Compensation ............                --                 --                --                  --                 --
Net loss ..................                --                 --                --                  --                 --
                                   ----------       ------------        ----------        ------------       ------------

Balances as of
  December 31, 1996 .......                --                 --        16,101,607                  16             64,208


Stock options exercised ...                --                 --           315,281                   1                358
Stock purchased under
  Employee Stock Purchase
  Plan ....................                --                 --           190,439                  --              2,058
Payment on note receivable
  From stockholder ........                --                 --                --                  --                 --
Amortization of deferred
  Compensation ............                --                 --                --                  --                 --
Net income ................                --                 --                --                  --                 --
                                   ----------       ------------        ----------        ------------       ------------

Balances as of
  December 31, 1997 .......                --                 --        16,607,327                  17             66,624


Stock options exercised ...                --                 --           520,321                  --                574
Stock purchased under
  Employee Stock Purchase
  Plan ....................                --                 --           235,842                  --              1,872
Payment on note receivable
  From stockholder ........                --                 --                --                  --                 --
Amortization of deferred
  compensation ............                --                 --                --                  --                 --
Net loss ..................                --                 --                --                  --                 --
                                   ----------       ------------        ----------        ------------       ------------

Balances as of
  December 31, 1998 .......                --       $         --        17,363,490        $         17       $     69,070
                                   ==========       ============        ==========        ============       ============


                                                         NOTE
                                     DEFERRED          RECEIVABLE                               TOTAL
                                   COMPENSATION           FROM           ACCUMULATED        STOCKHOLDERS'
                                     (NOTE 7)          STOCKHOLDER          DEFICIT            EQUITY
                                   ------------       ------------       ------------       ------------
Balances as of
  December 31, 1995 .......        $       (541)      $        (17)     $     (13,837)      $     10,419

Conversion of  preferred
  Stock  to common stock ..                  --                 --                 --                 --
Sale of common stock,
  Net of issuance costs
  of $1,204 ...............                  --                 --                 --             38,878
Stock options exercised ...                  --                 --                 --                229
Net exercise of stock
  Warrants ................                  --                 --                 --                 --
Deferred compensation
  Related to grant of stock
  Options .................                (303)                --                 --                 --
Amortization of deferred
  Compensation ............                 416                 --                 --                416
Net loss ..................                  --                 --                755)              (755)
                                   ------------       ------------      -------------       ------------

Balances as of
  December 31, 1996 .......                (428)               (17)           (14,592)            49,187

Stock options exercised ...                  --                 --                 --                359
Stock purchased under
  Employee Stock Purchase
  Plan ....................                  --                 --                 --              2,058
Payment on note receivable
  From stockholder ........                  --                  5                 --                  5
Amortization of deferred
  Compensation ............                 247                 --                 --                247
Net income ................                                                     3,952              3,952
                                   ------------       ------------      -------------       ------------

Balances as of
  December 31, 1997 .......                (181)               (12)           (10,640)            55,808


Stock options exercised ...                  --                 --                 --                574
Stock purchased under
  Employee Stock Purchase
  Plan ....................                  --                 --                 --              1,872
Payment on note receivable
  From stockholder ........                  --                  4                 --                  4
Amortization of deferred
  compensation ............                 126                 --                 --                126
Net loss ..................                  --                 --             (6,675)            (6,675)
                                   ------------       ------------      -------------       ------------

Balances as of
  December 31, 1998 .......        $        (55)      $         (8)     $     (17,315)      $     51,709
                                   ============       ============      =============       ============



          See accompanying notes to consolidated financial statements.

                                EDIFY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                            1998           1997           1996
                                                                          --------       --------       --------
Cash flows from operating activities:
  Net income (loss) ................................................      $ (6,675)      $  3,952       $   (755)
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
    Depreciation and amortization ..................................         4,489          3,227          1,563
    Provision for returns and doubtful accounts, net of write-offs
      and recoveries ...............................................           316          1,046            408
    Amortization of deferred compensation ..........................           126            247            416
    Deferred rent ..................................................           (13)            30             33
    Changes in operating assets and liabilities:
      Accounts receivable ..........................................        (6,277)        (8,877)        (3,245)
      Prepaid expenses and other current assets ....................          (463)          (437)          (739)
      Accounts payable .............................................         1,682           (482)           742
      Accrued expenses .............................................         1,484          1,137          3,257
      Unearned revenue .............................................          (106)           830          2,290
                                                                          --------       --------       --------

      Net cash provided by (used in) operating activities ..........        (5,437)           673          3,970
                                                                          --------       --------       --------

Cash flows from investing activities:
  Purchases of property and equipment, net .........................        (4,865)        (4,355)        (4,875)
  Purchases of short-term investments ..............................       (15,510)       (15,684)       (24,520)
  Sales and maturities of short-term investments ...................        16,242         15,449         19,356
  Other assets .....................................................           (48)            (7)          (119)
                                                                          --------       --------       --------

      Net cash used in investing activities ........................        (4,181)        (4,597)       (10,158)
                                                                          --------       --------       --------

Cash flows from financing activities:
  Principal payments under capital lease obligations ...............          (424)          (412)          (397)
  Repayment of shareholder note ....................................             4              5             --
  Proceeds from issuance of common stock ...........................         2,446          2,417         39,107
                                                                          --------       --------       --------

      Net cash provided by financing activities ....................         2,026          2,010         38,710
                                                                          --------       --------       --------

Increase (decrease) in cash and cash equivalents ...................        (7,592)        (1,914)        32,522
Cash and cash equivalents at beginning of year .....................        31,790         33,704          1,182
                                                                          --------       --------       --------

Cash and cash equivalents at end of year ...........................      $ 24,198       $ 31,790       $ 33,704
                                                                          ========       ========       ========

Supplemental schedule of cash flow information:
  Cash paid during the year for interest ...........................      $     82       $    125       $    123
  Cash paid during the year for taxes ..............................      $    170       $     96       $     29

Supplemental schedule of noncash investing and financing activities:
  Property and equipment acquired under capital lease
    obligations ....................................................      $     --       $     35       $    656
  Accrual of stock option deferred compensation ....................      $     --       $     --       $    303




          See accompanying notes to consolidated financial statements.

                                EDIFY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  THE COMPANY

     Edify Corporation and its subsidiary (the "Company") develops and markets enterprise self service software and provides application development consulting, installation and post-contract customer support services. The principal markets for the Company's products are i) human resource and customer service departments for a wide variety of companies, and ii) banking and financial services companies. The Company was incorporated on October 19, 1989, and in April 1996, the Company reincorporated as a Delaware corporation. Edify EMEA Ltd., a wholly-owned subsidiary, was incorporated on December 17, 1997, and is located in London, England.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Edify Corporation and Edify EMEA Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Foreign Currency Translation and Transactions

     The Company has determined that the functional currency of its foreign subsidiary is the U.S. dollar and translates monetary assets and liabilities at year-end exchange rates, and inventories, property and non-monetary assets and liabilities at historical rates. Gains and losses from these transactions are included in the consolidated results of operations and are immaterial.

     Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

     Short-Term Investments

     Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires entities to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity," "available-for-sale" or "trading," and establishes accounting and reporting requirements for each classification. In accordance with SFAS No. 115, the Company has classified its investments in debt securities as available-for-sale. The cost of securities sold is based upon the specific identification method.

     Credit Risk Concentrations and Fair Values of Financial Instruments

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments and accounts receivable. The Company's cash investments are held with several financial institutions and generally consist of commercial paper, money market deposits, government agency securities, bankers' acceptances, certificates of deposit and corporate bonds. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The fair value of capital leases is not estimated, but reflects the contractual present value owed to non-related parties.

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

     Software Development Costs

     Product development costs include costs related to software products that are expensed as incurred until the technological feasibility of the product has been established. After technological feasibility is established, any additional software development costs would be capitalized in accordance with SFAS No. 86. Through December 31, 1998, the Company believes its process for developing software was essentially completed concurrently with the establishment of technological feasibility, and, accordingly, no software development costs have been capitalized to date.

     Revenue Recognition

     Revenue on the licensing of software products is generally recognized upon shipment, net of estimated allowances for product returns. Software license revenues are recognized upon shipment only if persuasive evidence of an arrangement with the vendor exists, the vendor's fee is fixed or determinable, and collection of the resulting receivables is deemed probable. In certain contracts, shipment is defined as delivery of a product master for noncancelable product licensing arrangements under which the customer has certain software reproduction and distribution rights. Revenue on post-contract customer support and service contracts is recognized ratably over the contract period and as the services are performed, respectively. Fixed price consulting contract revenues are recognized based on the percentage of completion method. Estimated losses are recorded in the period in which they become known. Time and materials contracts are recognized as services are performed.

     In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." Effective January 1, 1998, the Company adopted SOP 97-2. SOP 97-2 generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, education services, installation or post-contract customer support. Fair values are based upon vendor specific objective evidence ("VSOE"). If evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

     In February 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of SOP 97-2." The SOP defers the effective date for applying the provisions regarding VSOE of fair value until the AcSEC can reconsider what constitutes such VSOE. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 98-4.

     In December 1998, AcSEC issued SOP 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements," which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 98-9.

     Net Income (Loss) Per Share

     Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed using the weighted-average number of shares of common stock and, when dilutive, convertible preferred stock outstanding and common equivalent shares from options to purchase common stock and warrants outstanding using the treasury stock method.

     Stock-Based Compensation

     The Company accounts for its employee stock-based compensation plans using the intrinsic-value method.

     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company had no items of other comprehensive income in all periods presented.

     Business Segments

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Therefore, the Company has made the required disclosures in Note 9 to these consolidated financial statements.

     Income Taxes

     The Company accounts for income taxes under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates is recognized in operating results in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Recently Adopted Accounting Standards

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. SOP 98-1 must be adopted by the Company for periods beginning after December 15, 1998 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on accounting for start-up activities, including organization costs. SOP 98-5 must be adopted by the Company for periods beginning after December 15, 1998, and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

     Reclassifications

     Certain items in these consolidated financial statements have been reclassified to conform to the current period presentations.

(3)  NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of net income (loss) per share (in thousands, except per share data):


                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1998             1997           1996
                                                                       ------------       --------       --------
   Net income (loss) used for the basic and diluted computation        $     (6,675)      $  3,952       $   (755)
                                                                       ============       ========       ========
    Basic:
     Weighted average common shares outstanding used in computing
        basic net income (loss) per share .......................            17,090         16,398         10,686
                                                                       ============       ========       ========
     Basic net income (loss) per share ..........................      $      (0.39)      $   0.24       $  (0.07)
                                                                       ============       ========       ========
    Diluted:
     Weighted average common shares outstanding .................            17,090         16,398         10,686
     Dilutive options outstanding ...............................                --          1,665             --
                                                                       ------------       --------       --------
       Shares used in computing diluted net income (loss)
          per share .............................................            17,090         18,063         10,686
                                                                       ============       ========       ========
     Diluted net income (loss) per share ........................      $      (0.39)      $   0.22       $  (0.07)
                                                                       ============       ========       ========

     As of December 31, 1998, there were options to acquire 3,627,498 shares of common stock with weighted-average exercise prices of $6.16 which could potentially dilute basic earnings per share in the future but which were not included in diluted per share results for the year ended December 31, 1998. These options were excluded because the Company had a net loss in 1998 and to do so would have been antidilutive.

     As of December 31, 1997, there were options to acquire 816,027 shares of common stock with weighted-average exercise prices of $16.49 which could potentially dilute basic earnings per share in the future but which were not included in diluted per share results for the year ended December 31, 1997. These options were excluded because the exercise price was greater than the average market price of the common stock for the year ended December 31, 1997, and, therefore, these options would be antidilutive for the purposes of this calculation.

     As of December 31, 1996, there were options to acquire 2,373,989 shares of common stock with weighted-average exercise prices of $6.29 which could potentially dilute basic earnings per share in the future but which were not included in diluted per share results for the year ended December 31, 1996. These options were excluded because the Company had a net loss in 1996 and to do so would have been antidilutive.

(4)  BALANCE SHEET AND STATEMENT OF OPERATIONS COMPONENTS

     Investments

     Under the provisions of SFAS No. 115, debt and equity securities classified as available-for-sale securities for which cost approximated market value as of December 31, 1998 and 1997 with maturities generally within one year, consisted of the following (in thousands):


                                                           DECEMBER 31,
                                                     ------------------------
                                                       1998             1997
                                                     -------          -------
   Commercial paper .......................          $11,447          $10,634
   Government agency securities ...........            9,525           11,189
   Money market funds .....................            6,796           15,276
   Corporate bonds ........................            2,051               --
                                                     -------          -------
                                                     $29,819          $37,099
                                                     =======          =======


     These investments were classified on the consolidated balance sheet as follows (in thousands):

                                                              DECEMBER 31,
                                                     ------------------------
                                                       1998             1997
                                                     -------          -------
   Cash equivalents .......................          $19,180          $25,728
   Short-term investments .................           10,639           11,371
                                                     -------          -------
                                                     $29,819          $37,099
                                                     =======          =======

     Gains and losses from sales of available-for-sale securities were not significant for the years ended December 31, 1998, 1997 or 1996.

     Property and Equipment

     A summary of property and equipment is as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998         1997
                                                         -------      -------
     Computer equipment ...........................      $16,238      $12,014
     Office furniture and fixtures ................        1,627        1,270
     Leasehold improvements .......................        1,124          880
                                                         -------      -------
                                                          18,989       14,164
     Less accumulated depreciation and amortization       11,660        7,211
                                                         -------      -------
                                                         $ 7,329      $ 6,953
                                                         =======      =======

     Property and equipment as of December 31, 1998 and 1997 includes equipment under capital leases of approximately $2,658,000 and $2,658,000, respectively, and related accumulated amortization of approximately $2,406,000 and $1,978,000, respectively.

     Accrued Expenses

     A summary of accrued expenses is as follows (in thousands):

                                                           DECEMBER 31,
                                                       --------------------
                                                        1998           1997
                                                       ------        ------
     Accrued commissions and bonuses ..........        $2,903        $2,372
     Accrued payroll and related items ........         2,593         2,145
     Other liabilities ........................         2,253         1,748
                                                       ------        ------
                                                       $7,749        $6,265
                                                       ======        ======

     Unearned Revenue

     A summary of unearned revenue is as follows (in thousands):


                                                            DECEMBER 31,
                                                         ------------------
                                                          1998        1997
                                                         ------      ------
     Unearned post-contract support agreements ....      $3,989      $4,196
     Unearned consulting ..........................         454         340
     Other unearned revenue .......................          32          45
                                                         ------      ------
                                                         $4,475      $4,581
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

     Intellectual Property Settlement

     In April 1996, the Company received a letter from Lucent inviting the Company to negotiate a license of Lucent's patents. Lucent asserted that certain of the Company's products infringe certain of Lucent's patents and offered to license those patents to the Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. In November 1998, the Company entered into an agreement with Lucent (the "Lucent Settlement"), under which each party released the other from claims of past infringement and settled their patent disputes. Under the Lucent Settlement, Edify paid Lucent a one-time fee of $5 million, which was recorded as intellectual property settlement expense. The one-time settlement fee released the Company from all claims, demands and rights of action which Lucent may have on account of any infringement or alleged infringement of any of Lucent's patents that are covered by the Lucent Settlement.

(5)  INCOME TAXES

     The provision for income taxes in 1998, 1997 and 1996 was as follows (in thousands):


                                                           1998      1997      1996
                                                           ----      ----      ----
     Current:
       Federal ......................................      $ 29      $194      $ --
       State ........................................        36        64        17
       Foreign ......................................        60        40        27
                                                           ----      ----      ----
           Total current ............................       125       298        44
     Charge in lieu of taxes attributable to employer
         Stock option plans .........................        --        46        --
                                                           ----      ----      ----
     Total tax provision ............................      $125      $344      $ 44
                                                           ====      ====      ====


     Total income tax expense differs from expected income tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net income
(loss) before taxes) as follows (in thousands):

                                                           1998          1997          1996
                                                          -------       -------       -------
     Income tax expense (benefit) at federal
         Statutory rate ............................      $(2,227)      $ 1,461       $  (242)
     State income tax, net of federal benefit ......           24            54            11
     Unutilized net operating loss .................        2,171            --            --
     Change in beginning of year valuation allowance           --        (1,514)          184
     Alternative minimum tax .......................           --            99            --
     Other, net ....................................          157           244            91
                                                          -------       -------       -------
                                                          $   125       $   344       $    44
                                                          =======       =======       =======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1998 and 1997 are presented below (in thousands):


                                                          1998        1997
                                                         ------      ------
     Deferred tax assets:
       Deferred research expenses .................      $  143      $  428
       Accrued expenses and reserves ..............       2,150       2,346
       Property and equipment depreciation ........          73          15
       Net operating loss carryforwards ...........       4,301       1,441
       Credits carryforwards ......................       2,148       1,722
                                                         ------      ------
               Total gross deferred tax assets ....       8,815       5,952
       Less valuation allowance ...................       8,815       5,952
                                                         ------      ------
               Net deferred tax assets ............      $   --      $   --
                                                         ======      ======


     The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $2,863,000. The Company's accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog, no significant excess of appreciated asset value over the tax basis of the Company's net assets, and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

     The Company has net operating loss carryforwards for federal purposes of approximately $11.7 million. These carryforwards expire in various years from 2008 through 2018. In addition, the Company has net operating loss carryforwards for California purposes of approximately $4.5 million. These carryforwards expire in years 1999 through 2003. The Company also has research and development tax credit carryforwards of approximately $1,156,000 and $893,000 for federal and state tax purposes, respectively. The federal research and development tax credit carryforwards expire in years 2005 through 2018. There is no expiration provision for California research and development tax credit. In addition, the Company has foreign tax credits and alternative minimum tax credit of $95,000 and $4,000, respectively. The foreign tax credits expire in years 2001 through 2003. There is no expiration provision for the alternative minimum tax credit. Included in gross deferred tax assets above is approximately $650,000 related to stock option compensation for which the benefit, when realized, will be recorded to stockholders' equity.

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

     Common Stock

     The Company has periodically sold shares of common stock to its employees, directors and other individuals under Restricted Stock Purchase Agreements (the "Agreements") at prices not less than the fair market value of such stock at the date of issuance as determined by the Board of Directors. Pursuant to the Agreements, the Company has the option to repurchase the unvested common stock at the original purchase price in the event that an individual ceases to be an employee or director of the Company. The stock generally vests either (a) to the extent of 20% of the shares upon the first 12-month anniversary of the employee's hire date and an additional 1/48 of the unvested shares ratably over the following 48 months or (b) to the extent of 25% of the shares upon the first 12-month anniversary of the employee's hire date and an additional 1/36 of the unvested shares ratably over the following 36 months. As of December 31, 1998, 12,290 shares were subject to repurchase.

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

(7)  INCENTIVE AND BENEFIT PLANS

     1996 Directors Stock Option Plan

     In March 1996, the Company adopted the 1996 Directors Stock Option Plan (the "Directors Plan") and reserved 100,000 shares of common stock for issuance under this plan. In August 1998, the authorized number of shares was increased to 175,000. Under the Directors Plan, each eligible director was automatically granted an initial option to purchase 7,500 shares. Each eligible director who first becomes a member of the Board thereafter will automatically be granted an option to purchase 15,000 shares upon joining the Board. At each Annual Meeting of Stockholders of the Company, each eligible director will automatically be granted an additional option to purchase 7,500 shares if such director has served continuously as a member of the Board since the date of grant of such director's initial option. All options issued under the Directors Plan vest as to 1/48 of the shares per month, provided the optionee continues as a member of the Board or as a consultant to the Company. As of December 31, 1998, 112,500 shares at a weighted-average exercise price of $13.98 had been granted under the Directors Plan, and 35,744 shares were exercisable.

     1996 Equity Incentive Plan and 1990 Stock Option Plan (the "Incentive
Plans")

     The Company's 1996 Equity Incentive Plan became effective on May 2, 1996 and serves as the successor to the Company's 1990 Stock Option Plan. The 1996 Equity Incentive Plan provides for the grant of stock options and stock bonuses and the issuance of restricted stock by the Company to its employees, officers, directors, consultants, independent contractors and advisers. Under the 1990 Stock Option Plan, options were granted to employees, officers, directors, consultants, independent contractors and advisers to purchase common stock at not less than the fair market value of the Company's common stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonqualified stock options). Shares under options for both plans generally become exercisable to the extent of 25% upon the first 12-month anniversary of the grant date and an additional 1/36 of the unvested shares vesting ratably over the following 36 months, and expire 10 years from the grant date. At the May 1998 Annual Meeting of Stockholders of the Company, 1,225,000 additional shares were authorized for the Incentive Plans. At December 31, 1998, the Company had reserved 5,128,377 shares of common stock for issuance under these plans and 1,613,379 shares remained available for grant.

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

     A summary of activity under the Directors Plan and the Incentive Plans is as follows:


                                                                                YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------------
                                                         1998                          1997                        1996
                                               -----------------------------------------------------------------------------------
                                                               WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                                 AVERAGE                      AVERAGE                      AVERAGE
                                                                EXERCISE                     EXERCISE                     EXERCISE
                                                OPTIONS           PRICE      OPTIONS          PRICE       OPTIONS           PRICE
                                               ---------       ---------    ---------       ---------    ---------       ---------
Outstanding - beginning
   of year .............................       2,999,625       $    7.61    2,373,989       $    3.96    2,380,516       $    0.68
Granted ................................       2,682,612            8.86    1,158,305           13.54      670,796           12.26
Exercised ..............................        (520,321)           1.10     (315,281)           0.99     (622,303)           0.23
Canceled ...............................      (1,534,418)          13.21     (217,388)           9.04      (55,020)           5.78
                                              ----------       ---------   ----------       ---------    ---------       ---------
Outstanding - end of year ..............       3,627,498            7.10    2,999,625            7.61    2,373,989            3.96
                                              ----------       ---------   ----------       ---------    ---------       ---------

Weighted-average fair value of options
  granted, calculated under SFAS No. 123
  (see below) ..........................                       $    6.16                    $    7.22                    $    6.29



     In 1996 and 1995, the Company recorded deferred compensation of $303,000 and $601,000, respectively, for the difference between the grant price and the deemed fair value of the common stock underlying certain options granted during the year. Deferred compensation amounts are being amortized over the vesting period of the individual options, generally four years. Amortization of deferred compensation was approximately $126,000, $247,000 and $416,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The following table summarizes information as of December 31, 1998:


                                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                            -----------------------------------------------------             -------------------------------
                                                  WEIGHTED-
                                                    AVERAGE            WEIGHTED-                                   WEIGHTED-
                                                  REMAINING              AVERAGE                                     AVERAGE
        RANGE OF                                  CONTRACTUAL           EXERCISE                                     EXERCISE
    EXERCISE PRICES           NUMBER                 LIFE                 PRICE                 NUMBER                PRICE
    ---------------         ---------             ---------             ---------             ---------             ---------
      $0.01 - $0.35           584,922                  5.56             $    0.32               555,653             $    0.31
      $3.00 - $7.88           933,015                  7.42                  5.42               323,477                  4.44
      $8.00 - $9.75         1,572,949                  7.98                  8.71                22,460                  8.88
     $10.06 - $20.25          536,612                  8.15                 12.69               156,637                 12.95
     ---------------        ---------             ---------             ---------             ---------             ---------
      $0.01 - $20.25        3,627,498                  7.47             $    7.10             1,058,227             $    3.63


     1996 Employee Stock Purchase Plan

     In March 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 300,000 shares of common stock for issuance under this plan. At the May 1997 Annual Meeting of Stockholders of the Company, 300,000 additional shares were authorized for the Purchase Plan, and again, at the May 1998 Annual Meeting of Stockholders of the Company, 300,000 additional shares were authorized for the Purchase Plan. The Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions of between 2% and 10% of their compensation, up to an aggregate total payroll deduction not to exceed $21,250 in any calendar year. Each offering under the Purchase Plan is for a period of twenty-four months, and each offering period consists of four purchase periods, each six months in length. The purchase price for the Company's common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. In 1998 and 1997, 235,842 and 190,439 shares, respectively, were issued under the Purchase Plan at an average purchase price of $7.94 and $10.78, respectively.

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


                                                                      1998               1997              1996
                                                                   ----------         ----------        ----------
          Net income (loss) - as reported .................        $   (6,675)        $    3,952        $     (755)
          Net income (loss) - pro forma ...................        $  (12,519)        $      564        $   (1,412)

          Basic net income (loss) per share - as reported .        $    (0.39)        $     0.24        $    (0.07)
          Basic net income (loss) per share - pro forma ...        $    (0.73)        $     0.03        $    (0.13)

          Diluted net income (loss) per share - as reported        $    (0.39)        $     0.22        $    (0.07)
          Diluted net income (loss) per share - pro forma .        $    (0.73)        $     0.03        $    (0.13)


     The fair value of each option grant and Purchase Plan share issuable during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        1998            1997               1996
                                                      --------        --------           --------
          Expected dividend yield .............             0%              0%                 0%
          Expected stock price volatility .....            95%             63%                43%
          Risk-free interest rate .............          5.78%           6.26%              6.26%
          Expected life of options ............        4 years         4 years            4 years
          Expected life of Purchase Plan rights       6 months        6 months           6 months


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee and director stock options and shares issuable under the Purchase Plan have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and director stock options and shares issuable pursuant to the Purchase Plan.


(8)  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases its offices under various noncancelable operating lease agreements that expire in years 1999 through 2002. The Company leases certain equipment under capital leases. As of December 31, 1998, minimum lease payments under all noncancelable lease agreements were as follows (in thousands):


          YEARS ENDING                                   CAPITAL    OPERATING
          DECEMBER 31,                                   LEASES      LEASES
          ------------                                   -------    ---------
          1999 ..................................       $  269      $ 3,716
          2000 ..................................           21        1,643
          2001 ..................................           --          707
          2002 ..................................           --          480
                                                         -----
          Total minimum lease payments ..........          290
          Less amount representing interest .....           13
                                                         -----
          Present value of minimum lease payments          277
          Less current portion ..................          257
                                                         -----
          Long-term capital lease obligations ...        $  20
                                                         =====

     Rent expense was approximately $2,444,000, $2,012,000 and $1,149,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Rent expense under office leases is recognized on a straight-line basis over the term of the lease. The difference between the amounts paid and the amounts expensed is classified as deferred rent in the accompanying consolidated balance sheets.

     Commitments

     In connection with the Lucent Settlement (see Note 4), the Company will pay Lucent a minimum annual royalty fee of approximately $500,000 up to a maximum of approximately $700,000 in each of the fiscal years from 1999 to 2004. In addition, in fiscal years 2005 and 2006, if the Company exceeds certain revenue targets that are specified under the Lucent Settlement, the Company will be required to pay additional amounts.

     The Company is party to various other matters arising in the ordinary course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position or results of operations.


(9)  SEGMENT REPORTING

     The Company has adopted the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by product and service line for purposes of making operating decisions and assessing financial performance. The Company operates in three operating segments: software, post-contract customer support services and application development consulting services.

     Net revenue information regarding the Company's operating segments are as follows (in thousands):

                                                       1998            1997           1996
                                                      -------        -------        -------
          Net revenues:
            Software .........................        $37,375        $34,081        $20,134
            Post-contract customer support ...         10,015          6,458          3,687
            Application development consulting         20,584         13,773          7,250
            Other ............................          2,912          2,740          1,946
                                                      -------        -------        -------
                    Total net revenues .......        $70,886        $57,052        $33,017
                                                      =======        =======        =======


     The Company's export sales are principally in Europe and Asia/Pacific. In each of 1998, 1997 and 1996, 5% or less of the Company's total net revenues were derived from international sales. Accordingly, the Company does not produce reports that measure performance of revenues by geographic region.

     The Company evaluates the performance of its operating segments based on revenues only. The Company does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as the Company's assets are primarily located in its corporate office in the United States and not allocated to any specific segment, the Company does not produce reports that measure the performance based on any asset-based metrics. Therefore, segment information is presented only for revenues.

     No single customer accounted for greater than 10% of revenues in any period presented.

(10) LINE OF CREDIT

     The Company has an $8 million line of credit, which expires in December 1999 and bears interest at the prime rate. At December 31, 1998, $8 million was available for borrowing. As of December 31, 1998 and 1997, there were no borrowings outstanding under this line of credit.

                                EDIFY CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                                                       ADDITIONS
                                                                 -------------------------
                                                 BALANCE AT      CHARGED TO    CHARGED TO                      BALANCE
                                                  BEGINNING      COSTS AND       OTHER                          AT END
             CLASSIFICATION                        OF YEAR        EXPENSES     ACCOUNTS (1)   DEDUCTIONS (2)   OF YEAR
             --------------                      ----------      ----------  -------------   --------------    --------
Allowance for returns and doubtful accounts
   Year ended December 31, 1996 ...........        $   175        $   710        $    --        $  (302)        $   583
                                                   =======        =======        =======        =======         =======
   Year ended December 31, 1997 ...........        $   583        $ 1,456        $   220        $  (630)        $ 1,629
                                                   =======        =======        =======        =======         =======
   Year ended December 31, 1998 ...........        $ 1,629        $ 2,708        $   193        $(2,585)        $ 1,945
                                                   =======        =======        =======        =======         =======


-------------

(1)  Includes charges to unearned revenue.

(2)  Includes write-offs of accounts and credits issued.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Edify Corporation


Date: March 29, 1999                     /s/ Stephanie A. Vinella
                                         --------------------------------------
                                         Stephanie A. Vinella
                                         Chief Financial Officer (Principal
                                         Financial Officer and
                                         Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 1999 by the following persons on behalf of the registrant and in the capacities on the date indicated.


           Signature                                               Title
-------------------------------           --------------------------------------------------------------

/s/ Jeffrey M. Crowe                      President, Chief Executive Officer and Director
-------------------------------           (Principal Executive Officer)
(Jeffrey M. Crowe)


/s/ Stephanie A. Vinella                  Vice President of Finance and Administration,
-------------------------------           Chief Financial Officer
(Stephanie A. Vinella)                    (Principal Financial Officer and Principal Accounting Officer)



/s/ Stephen M. Berkley                    Director
-------------------------------
(Stephen M. Berkley)


/s/ Kelly D. Conway                       Director
-------------------------------
(Kelly D. Conway)


/s/ Tench Coxe                            Director
-------------------------------
(Tench Coxe)


/s/ Donald R. Hollis                      Director
-------------------------------
(Donald R. Hollis)


/s/ Stewart A. Schuster                   Director
-------------------------------
(Stewart A. Schuster)

                                INDEX TO EXHIBITS



    3.03.1     Restated Certificate of Incorporation. (1)

    3.04.2     Bylaws, as amended and restated effective August 7, 1998. (2)

    3.05.1     Certificate of Designations specifying the terms of the Series A
               Junior Participating Preferred Stock. (3)

    4.01 Second Amended and Restated Registration Rights Agreement, dated as of October 26, 1995. (4)

    4.02       Rights Agreement dated August 10, 1998, between the Company and
               BankBoston, N.A., as Rights Agent, which includes as Exhibit A the form of Certificate of Designations of Series A Junior
               Participating Preferred Stock, as Exhibit B the Form of Right
               Certificate and as Exhibit C the Summary of Rights to Purchase
               Preferred Shares. (5)

    10.01 Registrant's 1990 Stock Option Plan, as amended and related documents. (6) *

    10.02      Registrant's 1996 Equity Incentive Plan, as amended through April
               1, 1998 and related documents. (7) *

    10.03      Registrant's 1996 Directors Stock Option Plan, as amended through
               April 1, 1998 and related documents. (8) *

    10.04 Registrant's 1996 Employee Stock Purchase Plan, as amended through April 1, 1998. (9) *

    10.05 Second Amendment to Loan Documents dated December 28, 1998 between Imperial Bank and Registrant (amending Credit Terms and
               Conditions and related documents) and related documents.

    10.06 Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. (6) *

    10.07      Office Lease Agreement dated June 11, 1990 between San Tomas No.
               1 Limited Partnership and Registrant, as amended. (6)

    10.08      Sublease dated August 14, 1995 between Advantest America, Inc.
               and the Registrant. (6)

    10.09      Master Lease Agreement dated May 15, 1992 between Comdisco, Inc.
               and Registrant, as amended and related documents. (6)

    10.10      Credit Terms and Conditions dated December 30, 1996 between
               Registrant and Imperial Bank and related documents. (1)

    10.11 Consulting Agreement dated January 15, 1998 between Registrant and DRH Strategic Consulting Inc. (10)

    10.12 Sublease dated May 22, 1998 between Rational Software Corporation and the Registrant.

    10.13      First Amendment to Lease Agreement dated August 26, 1996 between
               Top-1 Property Holdings, L.P. and the Registrant.

    10.14      Lease Agreement dated August 26, 1996 between CleveTrust Realty
               Investors and the Registrant.

    10.15      Patent License Agreement dated November 1, 1998 between Lucent
               Technologies Inc. and the Registrant. **

    23.01      Consent of Independent Auditors.

    27.01      Financial Data Schedule.


----------------------

*    Management contract or compensatory arrangement.

** Confidential treatment has been requested with respect to certain portions of this exhibit. Such portions have been omitted from this filing and have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the Exhibit of the same number to Registrant's Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 11, 1998.

(3) Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 8-A (No. 000-28480) filed on August 11, 1998 (the "Form 8-A").

(4) Incorporated by reference to Exhibit 4.02 to Registrant's Registration Statement on Form S-1 (No. 333-02020), declared effective on May 2, 1996 (the "Form S-1").

(5)  Incorporated by reference to Exhibit 4.1 to the Form 8-A.

(6)  Incorporated by reference to the Exhibit of the same number to the Form
     S-1.

(7) Incorporated by reference to Exhibit 4.06 to Registrant's Registration Statement on Form S-8 (No. 333-61109) filed on August 10, 1998 (the "Form S-8").

(8)  Incorporated by reference to Exhibit 4.07 to the Form S-8.

(9)  Incorporated by reference to Exhibit 4.05 to the Form S-8.

(10) Incorporated by reference to the Exhibit of the same number to Registrant's Form 10-Q for the quarter ended March 31, 1998.