Form 10-Q
period 1999-03-31
EDIFY CORP
filed 1999-05-14
CIK 879898

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   --------------------------------------------------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                           ---------------------------

                                 (408) 982-2000
              (Registrant's telephone number, including area code)

                           ---------------------------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)    Yes  [X]    No  [ ]

As of March 31, 1999, there were 17,660,652 shares of the Registrant's common stock outstanding.


================================================================================

--------------------------------------------------------------------------------
EDIFY CORPORATION
FORM 10-Q
INDEX
--------------------------------------------------------------------------------


                                                                                             PAGE
PART I      FINANCIAL INFORMATION                                                           NUMBER

ITEM 1:     Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of March 31, 1999 and December
                31, 1998...................................................................    3

            Condensed Consolidated Statements of Operations for the three months
                ended March 31, 1999 and 1998..............................................    4

            Condensed Consolidated Statements of Cash Flows for the three months
                ended March 31, 1999 and 1998..............................................    5

            Notes to Condensed Consolidated Financial Statements...........................    6

ITEM 2:     Management's Discussion and Analysis of Financial Condition and Results
                of Operations..............................................................    9

ITEM 3:     Quantitative and Qualitative Disclosures About Market Risk.....................   18



PART II     OTHER INFORMATION

ITEM 6:     Exhibits and Reports on Form 8-K...............................................   19

            Signatures.....................................................................   20

--------------------------------------------------------------------------------
PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


                                EDIFY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     MARCH 31,        DECEMBER 31,
                                                                       1999               1998
                                                                   ------------       ------------

                              ASSETS
Current assets:
    Cash, cash equivalents and short-term investments ...          $     33,394       $     34,837
    Accounts receivable, net ............................                18,739             22,629
    Prepaid expenses and other current assets ...........                 2,036              1,920
                                                                   ------------       ------------

         Total current assets ...........................                54,169             59,386
Property and equipment, net .............................                 7,579              7,329
Other assets ............................................                 1,285                289
                                                                   ------------       ------------

         Total assets ...................................          $     63,033       $     67,004
                                                                   ============       ============


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................          $      3,461       $      2,744
    Current installments of capital lease obligations ...                   180                257
    Accrued expenses ....................................                 7,218              7,749
    Unearned revenue ....................................                 5,574              4,475
                                                                   ------------       ------------
         Total current liabilities ......................                16,433             15,225
                                                                   ------------       ------------
Deferred rent ...........................................                    60                 50
Capital lease obligations, excluding current installments                     5                 20
Commitments and contingencies
Stockholders' equity:
    Common stock ........................................                    18                 17
    Additional paid-in capital ..........................                70,245             69,070
    Deferred compensation and other .....................                   (45)               (63)
    Accumulated deficit .................................               (23,683)           (17,315)
                                                                   ------------       ------------
         Total stockholders' equity .....................                46,535             51,709
                                                                   ------------       ------------

         Total liabilities and stockholders' equity .....          $     63,033       $     67,004
                                                                   ============       ============


See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       -----------------------------
                                                                          1999               1998
                                                                       ----------         ----------
Net revenues:
   License ..................................................          $    7,796         $    7,058
   Services and other .......................................               8,169              6,700
                                                                       ----------         ----------
     Total net revenues .....................................              15,965             13,758
Cost of license revenues ....................................                 984                296
Cost of services and other revenues .........................               8,117              4,870
                                                                       ----------         ----------
     Gross profit ...........................................               6,864              8,592
                                                                       ----------         ----------
Operating expenses:
   Product development ......................................               3,184              2,534
   Sales and marketing ......................................               8,566              6,784
   General and administrative ...............................               1,736              1,274
                                                                       ----------         ----------
     Total operating expenses ...............................              13,486             10,592
                                                                       ----------         ----------
     Loss from operations ...................................              (6,622)            (2,000)
Interest income, net ........................................                 350                480
                                                                       ----------         ----------
     Loss before income taxes ...............................              (6,272)            (1,520)
Provision for income taxes ..................................                  96                 22
                                                                       ----------         ----------
     Net loss ...............................................          $   (6,368)        $   (1,542)
                                                                       ==========         ==========

Basic and diluted net loss per share ........................          $    (0.36)        $    (0.09)
                                                                       ==========         ==========
Shares used in computing basic and diluted net loss per share              17,577             16,770
                                                                       ==========         ==========


See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 -----------------------------
                                                                                    1999               1998
                                                                                 ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss ..........................................................          $   (6,368)        $   (1,542)

    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization ...................................               1,335              1,009

      Deferred rent ...................................................                  10                  1

      Changes in operating assets and liabilities:
        Accounts receivable ...........................................               3,890              2,849

        Prepaid expenses and other current assets .....................                (116)              (123)

        Accounts payable ..............................................                 717                 84

        Accrued expenses ..............................................                (531)            (1,305)

        Unearned revenue ..............................................               1,099                105
                                                                                 ----------         ----------

           Net cash provided by operating activities ..................                  36              1,078
                                                                                 ----------         ----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, net ..........................              (1,567)            (1,031)

    Purchases of short-term investments ...............................              (2,000)            (1,998)

    Sales and maturities of short-term investments ....................               7,598              9,333

    Other assets ......................................................                (996)                 4
                                                                                 ----------         ----------

           Net cash provided by investing activities ..................               3,035              6,308
                                                                                 ----------         ----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease obligations ................                 (92)              (102)

    Net proceeds from issuance of common stock ........................               1,176              1,350
                                                                                 ----------         ----------

           Net cash provided by financing activities ..................               1,084              1,248
                                                                                 ----------         ----------

Increase in cash and cash equivalents .................................               4,155              8,634

Cash and cash equivalents at beginning of period ......................              24,198             31,790
                                                                                 ----------         ----------

Cash and cash equivalents at end of period ............................          $   28,353         $   40,424
                                                                                 ==========         ==========


Supplemental schedule of cash flow information:
    Cash paid during the period for interest ..........................          $       10         $       27

    Cash paid during the period for taxes .............................          $       18         $      141


See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)      NET LOSS PER SHARE

         The computation of diluted net loss per share does not include common stock issuable under the exercise of outstanding stock options because the inclusion of these securities would have an anti-dilutive effect. As of March 31, 1999 and 1998, there were 3,859,033 and 2,766,078 stock options outstanding with weighted-average exercise prices of $7.27 and $8.37, respectively.

(3)      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. Effective January 1, 1999, the Company adopted SOP 98-1. There was no material change to the Company's consolidated results of operations or financial position as a result of the adoption of SOP 98-1.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on the accounting for start-up activities, including organization costs. Effective January 1, 1999, the Company adopted SOP 98-5. There was no material change to the Company's consolidated results of operations or financial position as a result of the adoption of SOP 98-5.

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

(4)      COMMITMENTS

         In April 1996, the Company received a letter from Lucent inviting the Company to negotiate a license of Lucent's patents. Lucent asserted that certain of the Company's products infringe certain of Lucent's patents and offered to license those patents to the Company for a substantial payment. In November 1997, the Company received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. In November 1998, the Company entered into an agreement with Lucent (the "Lucent Settlement"), under which each party released the other from claims of past infringement and settled their patent disputes. Under the Lucent Settlement, Edify paid Lucent a one-time fee of $5 million, which was recorded as intellectual property settlement expense in 1998. The one-time settlement fee released the Company from all claims, demands and rights of action which Lucent may have on account of any infringement or alleged infringement of any of Lucent's patents that are covered by the Lucent Settlement. In connection with the Lucent Settlement, the Company will pay Lucent a minimum annual royalty fee of approximately $500,000 up to a maximum of approximately $700,000 in each of the fiscal years from 1999 to 2004. In addition, in fiscal years 2005 and 2006, if the Company exceeds certain revenue targets that are specified under the Lucent Settlement, the Company will be required to pay additional amounts.

         The Company is party to various other matters arising in the ordinary course of its business. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

(5)      SEGMENT REPORTING

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

         Net revenue information regarding the Company's operating segments are as follows (in thousands):

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                ---------------------------
                                                   1999             1998
                                                ----------       ----------

Net revenues:
    Software .........................          $    7,796       $    7,058
    Post-contract customer support ...               2,946            2,050
    Application development consulting               4,512            3,916
    Other ............................                 711              734
                                                ----------       ----------
         Total net revenues ..........          $   15,965       $   13,758
                                                ==========       ==========

         The Company's export sales are principally in Europe and Asia/Pacific. In each of the quarterly periods ended March 31, 1999 and 1998, 2% or less of the Company's total net revenues were derived from international sales. Accordingly, the Company does not produce reports that measure performance of revenues by geographic region.

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

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         This Form 10-Q contains forward-looking statements that involve risks and uncertainties. For example, statements including terms such as we "expect," "believe" or "anticipate" are forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Investors should be aware that our actual results may differ materially from those indicated by these statements. Factors that could cause or contribute to such differences include those set forth below in "Factors That May Affect Future Operating Results" as well as those discussed in the "Business Risks" section included in our Form 10-K for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS

NET REVENUES

         Total net revenues were $16.0 million for the quarter ended March 31, 1999 as compared to $13.8 million for the comparable 1998 quarter, representing an increase of 16.0%. We derive our revenues principally from software licenses and fees for services, which generally are charged separately. Revenues are recorded net of reserves for potential product returns. In the quarters ended March 31, 1999 and 1998, international sales accounted for 2% or less of our total net revenues. Over time, we intend to expand our international operations and enter additional international markets. International operations entail a number of risks including those associated with product customization and regulatory compliance, and we cannot assure you that our expansion will be successful.

         LICENSE REVENUES. License revenues were $7.8 million for the quarter ended March 31, 1999 as compared to $7.1 million for the comparable 1998 quarter. The increase in license revenues was due to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Banking System and Employee Service System and increased follow-on business from existing customers. We do not believe that the historical growth rates of license revenues are indicative of future results.

         SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, education services. Services and other revenues were $8.2 million for the quarter ended March 31, 1999 as compared to $6.7 million for the comparable 1998 quarter. Services and other revenues as a percentage of total net revenues increased to 51.2% for the quarter ended March 31, 1999 from 48.7% for the quarter ended March 31, 1998. The increase in services and other revenues in absolute dollars and as a percentage of total net revenues occurred primarily due to increased demand for consulting services and post-contract customer support associated with the increased installed base of our software. We do not expect historical growth rates of our services revenues to be sustainable. Overall gross profit margins may decrease if services and other revenues becomes a higher percentage of total net revenues.

COST OF REVENUES

         COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. Cost of license revenues was $984,000, or 12.6% of the related license revenues, for the quarter ended March 31, 1999, and $296,000, or 4.2% of the related license revenues, for the quarter ended March 31, 1998. The increase in the cost of license revenues in absolute dollars and as a percentage of license revenues for the comparable quarters was due primarily to the increased number of software deals which incorporated third-party speech-recognition products. As we expect to continue to use third-party technologies as part of our Internet and voice e-Commerce solutions, we anticipate that the cost of license revenues as a percentage of license revenues for fiscal year 1999 will exceed what we experienced in fiscal year 1998.

         COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support and education services to customers. Cost of services and other revenues was $8.1 million, or 99.4% of the related services and other revenues, for the quarter ended March 31, 1999, and $4.9 million, or 72.7% of the related services and other revenues, for the quarter ended March 31, 1998. The increase in absolute dollars for the comparable quarters was due primarily to the increase in personnel-related costs as we continued to expand our consulting and customer support organizations. The decrease in gross profit margins resulted primarily from a mismatch between specific service resources available and the particular customer service demands that we encountered during the quarter, and an increase in non-billable service work to complete several significant projects. The cost of services and other revenues as a percentage of services and other revenues may vary between periods due to the amount and mix of services that we provide and to varying levels of expenditures to build the services organization. Any significant decline in the demand for our consulting services would have a material adverse impact on our revenues and, as a result of the under-utilization of consulting personnel, on our gross profit and results of operations.

PRODUCT DEVELOPMENT

         Product development expenses were $3.2 million, or 19.9% of total net revenues, for the quarter ended March 31, 1999, and $2.5 million, or 18.4% of total net revenues, for the quarter ended March 31, 1998. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increase in absolute dollars and as a percentage of total net revenues for the comparable quarters was attributable primarily to increased staffing related to ongoing development and enhancements of Electronic Workforce and our application products, Electronic Banking System and Employee Service System. We believe that significant investments in product development are required to remain competitive. As a result, we expect that product development expenses will increase in absolute dollars in the future and will not decline significantly as a percentage of total net revenues from their current levels.

         In accordance with SFAS No. 86, we expect to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. We have defined technological feasibility as completion of a working model. To date, we believe our process for developing software was essentially completed concurrently with the establishment of technological feasibility and, accordingly, no software development costs have been capitalized in the accompanying consolidated balance sheet.

SALES AND MARKETING

         Sales and marketing expenses were $8.6 million, or 53.7% of total net revenues, for the quarter ended March 31, 1999, and $6.8 million, or 49.3% of total net revenues, for the quarter ended March 31, 1998. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increase in absolute dollars and as a percentage of total net revenues for the comparable quarters was due primarily to the expansion of our field and indirect sales operations and increased marketing activities. We expect to continue to expand our field sales and marketing efforts, our third-party value added reseller (VAR) distribution channel and our international operations and, therefore, we anticipate that sales and marketing expenditures will increase in absolute dollars in the future. In addition, sales and marketing expenses as a percentage of total net revenues may fluctuate between periods due to varying levels of expenditures to build the sales and marketing organizations.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1.7 million, or 10.9% of total net revenues, for the quarter ended March 31, 1999, and $1.3 million, or 9.3% of total net revenues, for the quarter ended March 31, 1998. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in absolute dollars and as a percentage of total net revenues for the comparable quarters was attributable primarily to the addition of a business development function in 1999 and a general increase in other infrastructure costs to support the growth of our business, which were offset slightly by a decrease in the provision for doubtful accounts. We expect to continue to expand our staffing and other areas related to infrastructure and, therefore, we anticipate that general and administrative expenses will increase in absolute dollars in the future.

INTEREST INCOME, NET

         Interest income, net was $350,000 for the quarter ended March 31, 1999 as compared to $480,000 for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, interest income, net consists primarily of interest earned from our cash, cash equivalents and short-term investments. The decrease in absolute dollars is due to decreases in the average investment balance and average interest rate in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $96,000 for the quarter ended March 31, 1999, and $22,000 for the quarter ended March 31, 1998. For the three months ended March 31, 1999 and 1998, the provision for income taxes relates primarily to state income and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, our cash, cash equivalents and short-term investments totaled $33.4 million. At March 31, 1999, we also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1999 and contains certain financial covenants, with which we were in compliance. Borrowings accrue interest at the bank's prime rate. As of March 31, 1999, there were no borrowings outstanding under this line of credit.

         For the three months ended March 31, 1999, operating activities provided cash of $36,000, resulting primarily from depreciation and amortization of $1.3 million, a decrease in accounts receivable of $3.9 million and an increase in unearned revenues of $1.1 million, which were offset by the net loss of $6.4 million. Investing activities provided cash of $3.0 million from the net sale and maturity of $5.6 million of short-term investments, which was offset by the purchase of property and equipment of $1.6 million and an increase in other assets of $996,000. We expect that our capital expenditures will increase as our employee base grows. Net cash generated from financing activities of $1.1 million was related primarily to proceeds from the issuance of common stock through our Employee Stock Purchase Plan.

         At March 31, 1999, our working capital was $37.7 million. We have no significant capital spending or purchase commitments other than normal purchase commitments, commitments under our facilities and capital leases and our commitment to pay royalty fees under our settlement with Lucent (see Note 4 of the Condensed Consolidated Financial Statements). We believe that our working capital, together with our bank line of credit and anticipated cash flows from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, our expected mix of revenues, expected gross margins on license revenues and services and other revenues, expected operating expense levels and our liquidity and capital needs. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Investors should be aware that revenue levels and results of operations achieved during the quarter ended March 31, 1999 do not necessarily indicate future financial results. We may be unable to achieve or sustain profitability or experience growth in revenues in any future quarter. Our revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in future periods due to factors including, but not limited to, the following: demand for our products; new products and product enhancements; sales force initiatives; transitions to new products; the mix of products and services sold; the mix of distribution channels through which our products are sold; customer order deferrals in anticipation of new products or product enhancements; purchasing patterns of value added resellers and customers; hiring and expense budgeting decisions and competitive conditions in the industry. In particular, we plan to increase our operating expenses to expand our sales and marketing operations, expand our distribution channels, expand our international operations, fund greater levels of product development, broaden our consulting services and customer support capabilities and increase our administrative infrastructure. A relatively high percentage of our expenses is fixed in the short term as our expense levels are based, in part, on our expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

         We historically have operated with little backlog because we generally ship products as orders are received. As a result, license revenues in any quarter depend on the volume and timing of, and our ability to fill, orders received in that quarter. Individual orders for our products typically are for relatively large dollar amounts. We also believe the purchase of our products is relatively discretionary and generally involves a significant commitment of capital resources. Therefore, any downturn in any potential customer's business, or any loss or delay of individual orders for any reason, could have a significant impact on our revenues and quarterly results. In addition, because we typically recognize a substantial portion of our total revenue from transactions booked and shipped in the last weeks, or even days, of the quarter, the magnitude of quarterly fluctuations may not become evident until very late in a particular quarter. Revenues are difficult to forecast because the market for our products is rapidly evolving.

         Based upon the above factors, we believe that our quarterly revenues, expenses and operating results could vary significantly in the future and that investors should not rely upon period-to-period comparisons as indications of future performance. We may not be able to grow in future periods, sustain our level of total net revenues or increase or sustain our rate of revenue growth on a quarterly or annual basis. It is likely that, in some future quarters, our operating results will fall below the expectations of stock market analysts and investors, and consequently, the price of our common stock may decline.

         Our future success will depend on our ability to develop, sell, implement and support new software products and enhancements of our current products on a timely basis. In June 1998, we began to ship the large-scale version of our Electronic Workforce product, EWF/LS, for the high-end call center market. In December 1998, we shipped Electronic Banking Release 3, which incorporates end-to-end support for online bill presentment and payment and the industry's first internet banking module designed specifically for commercial banks' small business customers. In addition, in February 1999, we introduced

Electronic Workforce Release 6, which contains speech-recognition capabilities and software-only fax solution. Because these products are still relatively new, many customers licensing these versions have not yet fully deployed these products and undetected errors may remain in these versions. The existence of any such errors may delay the release of future versions and adversely affect the acceptance of these products, either of which could have a material adverse effect on our business, operating results and financial condition. Furthermore, we cannot assure you that we will be able to respond to changing customers needs, competition, technological developments and emerging industry standards and continue to develop new versions of these products successfully or in a timely manner.

         Our future success will depend also on our ability to convert existing customers to the Microsoft Windows NT operating platform. Initial product versions through 4.x of Electronic Workforce and 1.x of EBS and ESY run on IBM's OS/2 operating system. In October 1997, we released our first version of Electronic Workforce Release 5 for the Windows NT operating system, and subsequently, in December 1997, we released initial Windows NT versions of EBS and ESY. By transitioning to the Windows NT platform, our products are able to provide an extended open architecture, enhanced visual development tools and large-scale deployment for high-end applications. However, some features of the OS/2 versions of our software are unavailable on currently available Windows NT-based versions. Accordingly, we are devoting significant engineering and development resources to enhance versions of our products that run on the Windows NT operating system. Because our Windows NT-based product versions may lack some features, potential customers may defer or forgo purchases of current or future versions of these products, which could have a material adverse effect on our business, financial condition and results of operations.

         We intend to invest a significant majority of our product development resources on products and product enhancements for the Windows NT operating system. We must manage the effect on our existing OS/2 customers of this focus on the Windows NT operating system. Updates to and enhancements for our OS/2-based products may not be sufficient to encourage our OS/2 customers to continue to purchase additional software or services from us. In addition, we must provide our customers with an economically reasonable and technologically feasible migration path from the OS/2-based products to the Windows NT-based products. We cannot assure you that our OS/2 customers will migrate to our Windows NT-based products. The failure of a significant number of our existing OS/2 customers to purchase additional software or services from us, for any reason, would have a material adverse effect on our business, operating results and financial condition.

         In April 1996, we received a letter from Lucent inviting us to negotiate a license of Lucent's patents. Lucent asserted that some of our products infringe some of Lucent's patents and offered to license those patents to us for a substantial payment. In November 1997, we received a letter from Lucent in which Lucent made similar assertions with respect to other patents it holds. In November 1998, we entered into an agreement with Lucent, under which each party released the other from claims of past infringement and settled our patent disputes. Under the settlement agreement, we paid Lucent a one-time fee of $5 million in 1998. The one-time settlement fee released us from all claims, demands and rights of action which Lucent may have on account of any infringement or alleged infringement of any of Lucent's patents that are covered by the settlement agreement. In connection with the settlement agreement, we will pay Lucent a minimum annual royalty fee of approximately $500,000 up to a maximum of approximately $700,000 in each of the fiscal years from 1999 to 2004. In addition, in fiscal years 2005 and 2006, if we exceed certain revenue targets that are specified under the settlement agreement, we will be required to pay additional amounts.

         In the future, we may receive additional communications from other parties asserting that our products, trademarks or other proprietary rights require a license of intellectual property rights or infringe, or may infringe, on their property rights. As the number of software products in the industry increases, and the functionality of these products further overlaps, we believe that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. If required, royalty or licensing agreements with other parties may be unavailable on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to validate our proprietary rights. Litigation to validate any claims could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks, whether or not such litigation is determined in our favor. If we receive an adverse ruling in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could have a material adverse effect on our business, financial condition and results of operations.

         An integral part of our strategy is to develop multiple distribution channels, including a field sales force, VARs and OEMs. We intend to increase our reliance on third-party distribution partners in the future. We are expending and intend to continue to expend significant resources to develop the VAR channel. VARs and OEMs are not, however, subject to any minimum purchase or resale requirements and can cease marketing our products at any time. Some VARs and OEMs may offer competing products that they produce or that are produced by third parties. We cannot assure you that our existing VARs will continue to provide the level of services and technical support necessary to provide a complete self service solution to our customers, that they will transition smoothly to sales of new products or enhancements of existing products or that they will not emphasize their own or third-party products to the detriment of our products. The loss of VARs, the failure of such parties to perform under agreements with us or our inability to attract and retain new VARs with the technical, industry and application expertise required to market our products successfully in the future could have a material adverse effect on our business, financial condition and results of operations. If we increase our sales through VARs, those sales will be at discounted rates, and our revenue for each VAR sale will be less than if we had licensed the same products to the customer directly.

         Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As the year 2000 approaches, many companies may need to upgrade their computer systems and software to comply with such "Year 2000" requirements.

         We are currently taking steps to address Year 2000 issues in the following three areas: (1) our products; (2) internal systems; and (3) readiness of third-party vendors and business partners. We have assigned a Year 2000 project team to develop and implement the Year 2000 readiness effort for our domestic and international operations. The project has executive sponsorship and is regularly reviewed by senior management, the Board of Directors and the Audit Committee.

         We have designed and tested our current products to be Year 2000 compliant. However, since we cannot anticipate all customer situations, particularly those involving third-party products, we may see an increase in warranty and other claims as a result of the Year 2000 transition. As such, the impact of customer claims could have a material adverse impact on our business, financial condition and results of operations.

         Our internal systems include both information technology systems such as financial and order entry systems and non-information technology systems such as telephones and facilities. In August 1998, we completed the installation of a Year 2000 compliant enterprise resource planning (ERP) system, which includes our order entry, project accounting and financial systems. In addition, we have substantially completed a comprehensive inventory and evaluation of all desktop systems. We expect to resolve Year 2000 compliance issues that have been identified substantially through normal replacement and upgrades of software by June 1999. The remaining costs of remediation are not expected to be material to our financial condition or results of operations. However, if we identify significant new non-compliance issues, our business, financial condition and results of operations could be materially adversely affected.

         In December 1998, we completed the process of sending detailed questionnaires to critical suppliers and business partners to certify Year 2000 compliance. Where practicable, we will attempt to mitigate our risk with respect to the failure of suppliers and business partners to be Year 2000 ready. However, such failures remain a possibility and could have an adverse impact on our business, financial condition and results of operations.

         We have estimated a preliminary budget of approximately $300,000 for investigating and remedying issues related to Year 2000 compliance involving software or systems used in our internal operations. Costs that have already been incurred to replace and upgrade software and systems in our ordinary course of business are excluded from the estimated budget. To date, we have incurred expenditures of approximately $111,000 directly associated with Year 2000 issues. These costs were incurred primarily for outside consultants. We do not track internal Year 2000 compliance costs, which consist principally of payroll-related costs for our information systems group.

         While we have dedicated substantial resources towards attaining Year 2000 compliance, our Year 2000 compliance program may not be completed on a timely basis. In addition, we cannot assure you that there will not be interruption of operations or other limitations of system functionality or that we will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve our operational, financial, management and technical support systems could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we believe that Year 2000 issues may affect the purchasing patterns of customers and potential customers as companies may expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if our products are Year 2000 compliant, other systems or software used by our customers may not be Year 2000 compliant. The failure of such non-compliant third-party software or systems could affect the perceived performance of our products, which could have a material adverse effect on our business, financial condition and results of operations.

         The most likely worst case scenarios would include hardware failure and the failure of infrastructure services provided by government agencies, systems vendors and other third parties (e.g., electricity, telephone service, water transport, internet services, etc.). We are in the process of completing our contingency planning for high risk areas at this time, and we are scheduled to commence contingency planning for medium to low risk areas in the second quarter of this year. We expect our contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitution of systems, if necessary.

         In addition to the conditions discussed above, other factors that could cause actual results to differ materially include the following: demand for and market acceptance of application products; our ability to deliver on time, and market acceptance of, new products or upgrades of existing products; customer order deferrals in anticipation of new products; the timing of, or delay in, large customer orders; continued availability of technology and intellectual property license rights; changes in the mix of distribution channels through which our products are offered; competitive conditions in the industry; risks associated with global operations; general economic conditions; and the "Business Risks" listed from time to time in reports that we file with the U.S. Securities and Exchange Commission, including but not limited to our Form 10-K for the fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

MARKET RISK DISCLOSURES

         The following discussion about our market risk disclosures contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not have derivative financial instruments for hedging, speculative or trading purposes.

INTEREST RATE SENSITIVITY

         We maintain a short-term investment portfolio consisting mainly of income securities with an average maturity of less than one year. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. We have the ability to hold our fixed income investments until maturity, and therefore, we do not expect a sudden change in market interest rates on our securities portfolio to affect our operating results or cash flows significantly.

         Our cash equivalents and short-term investments are classified as available-for-sale. Gross unrealized gains and losses were not significant as of March 31, 1999.

         The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields):

                                                                      CARRYING          AVERAGE
                                                                       AMOUNT            YIELD
                                                                    ------------     ------------
Cash equivalents:
     Commercial paper                                               $      9,434         4.92%
     Government agency securities                                          8,164         4.80%
     Money market funds                                                    4,614         5.57%
     U.S. Treasury bills                                                     623         4.81%
                                                                    ------------
         Total cash equivalents                                           22,835         5.01%
Short-term investments:
     Government agency securities                                          3,029         5.03%
     Corporate bonds                                                       2,012         5.18%
                                                                    ------------
         Total short-term investments                                      5,041         5.09%
                                                                    ------------
         Total cash equivalents and short-term investments          $     27,876         5.02%
                                                                    ============

--------------------------------------------------------------------------------
PART II.      OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are being filed as part of this Report:

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  No report on Form 8-K has been filed for the quarterly period ended March 31, 1999.

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EDIFY CORPORATION




Date: May 13, 1999           By:  /s/  Stephanie A. Vinella
                                  ----------------------------------------
                                  Stephanie A. Vinella
                                  Vice President of Finance and Administration,
                                  Chief Financial Officer and Secretary

--------------------------------------------------------------------------------
EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX
--------------------------------------------------------------------------------


         EXHIBITS

27.01    Financial Data Schedule