Form 10-Q
period 1999-06-30
EDIFY CORP
filed 1999-08-16
CIK 879898

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-28480

                                EDIFY CORPORATION
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                            77-0250992
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification Number)

                            2840 SAN TOMAS EXPRESSWAY
                          SANTA CLARA, CALIFORNIA 95051
                    (Address of principal executive offices)

                                  ------------

                                 (408) 982-2000
              (Registrant's telephone number, including area code)

                                  ------------

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) Yes [X] No [ ]

As of June 30, 1999, there were 17,732,800 shares of the Registrant's common stock outstanding.


================================================================================

EDIFY CORPORATION
FORM 10-Q
INDEX


                                                                           PAGE
PART I  FINANCIAL INFORMATION                                             NUMBER
ITEM 1: Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of
        June 30, 1999 and December 31, 1998 ...........................     3

        Condensed Consolidated Statements of Operations for
        the three and six months ended June 30, 1999 and 1998 .........     4

        Condensed Consolidated Statements of Cash Flows for
        the six months ended June 30, 1999 and 1998 ...................     5

        Notes to Condensed Consolidated Financial Statements ..........     6

ITEM 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations ...........................    10

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk ....    22

PART II OTHER INFORMATION

ITEM 4: Submission of Matters to a Vote of Security Holders ...........    23

ITEM 6: Exhibits and Reports on Form 8-K...............................    24

Signatures.............................................................    26

PART I:  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                EDIFY CORPORATION


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                              JUNE 30,  December 31,
                                                               1999        1998
                                                            ----------- -----------
                               ASSETS
Current assets:
    Cash, cash equivalents and short-term investments ...   $    30,796 $    34,837
    Accounts receivable, net ............................        20,167      22,629
    Prepaid expenses and other current assets ...........         2,904       1,920
                                                            ----------- -----------

         Total current assets ...........................        53,867      59,386
Property and equipment, net .............................         7,059       7,329
Other assets ............................................         1,301         289
                                                            ----------- -----------

         Total assets ...................................   $    62,227 $    67,004
                                                            =========== ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................   $     3,689 $     2,744
    Current installments of capital lease obligations ...            92         257
    Accrued expenses ....................................         8,853       7,749
    Unearned revenue ....................................         5,484       4,475
                                                            ----------- -----------
         Total current liabilities ......................        18,118      15,225
                                                            ----------- -----------
Deferred rent ...........................................            68          50
Capital lease obligations, excluding current installments             1          20
Commitments and contingencies
Stockholders' equity:
    Common stock ........................................            18          17
    Additional paid-in capital ..........................        70,358      69,070
    Deferred compensation and other .....................           (23)        (63)
    Accumulated deficit .................................       (26,313)    (17,315)
                                                            ----------- -----------
         Total stockholders' equity .....................        44,040      51,709
                                                            ----------- -----------

         Total liabilities and stockholders' equity .....   $    62,227 $    67,004
                                                            =========== ===========


See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         --------------------------    --------------------------
                                                             1999           1998           1999           1998
                                                         -----------    -----------    -----------    -----------
Net revenues:
         License ..................................      $     9,213    $     9,179    $    17,009    $    16,237
         Services and other .......................           10,959          8,682         19,128         15,382
                                                         -----------    -----------    -----------    -----------
                  Total net revenues ..............           20,172         17,861         36,137         31,619
Cost of license revenues ..........................              781            226          1,765            522
Cost of services and other revenues ...............            7,691          5,888         15,808         10,758
                                                         -----------    -----------    -----------    -----------
                  Gross profit ....................           11,700         11,747         18,564         20,339
                                                         -----------    -----------    -----------    -----------
Operating expenses:
         Product development ......................            3,178          2,884          6,362          5,418
         Sales and marketing ......................            8,663          8,056         17,229         14,840
         General and administrative ...............            2,115          1,573          3,851          2,847
         Acquisition-related expenses .............              690             --            690             --
                                                         -----------    -----------    -----------    -----------
                  Total operating expenses ........           14,646         12,513         28,132         23,105
                                                         -----------    -----------    -----------    -----------
                  Loss from operations ............           (2,946)          (766)        (9,568)        (2,766)
Interest income, net ..............................              316            504            666            984
                                                         -----------    -----------    -----------    -----------
                  Loss before income taxes ........           (2,630)          (262)        (8,902)        (1,782)
Provision for income taxes ........................               --             33             96             55
                                                         -----------    -----------    -----------    -----------
                  Net loss ........................      $    (2,630)   $      (295)   $    (8,998)   $    (1,837)
                                                         ===========    ===========    ===========    ===========

Basic net loss per share ..........................      $     (0.15)   $     (0.02)   $     (0.51)   $     (0.11)
                                                         ===========    ===========    ===========    ===========
Shares used in computing basic net loss per share .           17,698         16,997         17,638         16,884
                                                         ===========    ===========    ===========    ===========

Diluted net loss per share ........................      $     (0.15)   $     (0.02)   $     (0.51)   $     (0.11)
                                                         ===========    ===========    ===========    ===========
Shares used in computing diluted net loss per share
                                                              17,698         16,997         17,638         16,884
                                                         ===========    ===========    ===========    ===========


See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     --------------------------
                                                                                         1999           1998
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ....................................................................      $     (8,998)   $    (1,837)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization .............................................             2,644          2,118

    Deferred rent .............................................................                18              2

    Changes in operating assets and liabilities:
      Accounts receivable .....................................................             2,462          (219)

      Prepaid expenses and other current assets ...............................             (984)          (458)

      Accounts payable ........................................................              945            705

      Accrued expenses ........................................................            1,104          1,496

      Unearned revenue ........................................................            1,009            109
                                                                                     -----------    -----------

        Net cash provided by (used in) operating activities ...................           (1,800)         1,916
                                                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net ....................................           (2,342)        (2,327)

  Purchases of short-term investments .........................................           (5,004)        (2,998)

  Sales and maturities of short-term investments ..............................            7,511         10,330

  Other assets ................................................................           (1,012)           (62)
                                                                                     -----------    -----------

        Net cash provided by (used in) investing activities ...................             (847)         4,943
                                                                                     -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under capital lease obligations ..........................             (184)          (207)

  Net proceeds from repayment of shareholder note .............................                8             --

  Net proceeds from issuance of common stock ..................................            1,289          1,442
                                                                                     -----------    -----------

        Net cash provided by financing activities ...........................              1,113          1,235
                                                                                     -----------    -----------

Increase (decrease) in cash and cash equivalents ............................             (1,534)         8,094

Cash and cash equivalents at beginning of period ............................             24,198         31,790
                                                                                     -----------    -----------

Cash and cash equivalents at end of period ..................................        $    22,664    $    39,884
                                                                                     ===========    ===========


Supplemental schedule of cash flow information:
  Cash paid during the period for interest ....................................      $        13    $        49

  Cash paid during the period for taxes .......................................      $        19    $       165


See notes to condensed consolidated financial statements.

                                EDIFY CORPORATION


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)     BASIS OF PRESENTATION

        The Company's unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 1999. The December 31, 1998 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

(2)     NET LOSS PER SHARE

        The computation of diluted net loss per share does not include common stock issuable under the exercise of outstanding stock options because the inclusion of these securities would have an anti-dilutive effect. As of June 30, 1999 and 1998, there were 3,825,815 and 3,362,134 stock options outstanding with weighted-average exercise prices of $7.40 and $9.00, respectively.

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

        In December 1998, AcSEC issued SOP 98-9, "Software Revenue Recognition, with Respect to Certain Arrangements," which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method," the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company will adopt SOP 98-9 on January 1, 2000. The Company does not expect a material change to its revenue accounting as a result of the adoption of SOP 98-9.

(4)     BUSINESS COMBINATION

        On May 16, 1999, the Company entered into a definitive merger agreement to be acquired by Security First Technologies Corporation ("Security First"), a publicly-held Georgia-based provider of enterprise-wide internet applications for financial institutions. Under the terms of the agreement, the Company will be merged with and become a wholly-owned subsidiary of Security First. At the effective time of the merger, each outstanding share of the Company's common stock will be exchanged for 0.330969 shares of Security First common stock, and options to purchase Company common stock will be exchanged for options to purchase shares of Security First common stock. The exercise price and number of shares of Company common stock subject to each Company option will be appropriately adjusted to reflect the exchange ratio. In connection with the merger, the Company also granted to Security First an option to purchase up to 19.9% of the outstanding shares of the Company's common stock. This option is exercisable upon the occurrence of certain events that are specified in the option agreement with Security First.

        The above transaction is intended to qualify as a tax-free reorganization that will be accounted for as a purchase business combination by Security First and is expected to be completed in the fiscal fourth quarter ending December 31, 1999. The acquisition has been approved by the board of directors of each company and has received early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is subject to various other conditions, including the approval of the Company's and Security First's stockholders.

        In connection with the transaction, the Company incurred acquisition-related expenses of $690,000 for the quarter and six months ended June 30, 1999. These costs consist primarily of legal and travel expenses associated with the impending acquisition.

(5)     SUBSEQUENT EVENT

        On July 15, 1999, the Company sold its Employee Relationship Management ("ERM") group assets to Workscape, Inc., a privately-held provider of internet-based employee self-service solutions, for approximately $16.0 million in cash and the assumption of certain related liabilities of the Company. The transaction included the sale of the Company's Employee Service System product and related tangible and intangible assets, inventory, technology, books and records, contracts and goodwill as well as the transfer of 42 employees from the areas of engineering, technical support, consulting services, sales and marketing. The Company is currently determining the resulting gain on the transaction. In addition, Workscape will pay minimum quarterly license fees of $625,000 for a period of two years from the date of sale in exchange for the right to use the Company's Electronic Workforce product.

(6)     COMMITMENTS

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

(7)     SEGMENT REPORTING

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

        Net revenue information regarding the Company's operating segments is as follows (in thousands):

                                            THREE MONTHS ENDED JUNE 30,      Six Months Ended June 30,
                                            ---------------------------      -------------------------
                                                 1999         1998                1999         1998
                                            ------------  ------------       ------------  -----------
Net revenues:
     Software .........................      $     9,213  $     9,179         $    17,009  $    16,237
     Application development consulting            7,019        5,670              11,531        9,586
     Post-contract customer support ...            3,337        2,489               6,283        4,539
     Other ............................              603          523               1,314        1,257
                                             -----------  -----------         -----------  -----------
          Total net revenues ..........      $    20,172  $    17,861         $    36,137  $    31,619
                                             ===========  ===========         ===========  ===========


        The Company's export sales are principally in Europe and Asia/Pacific. In each of the three and six months ended June 30, 1999 and 1998, 6% or less of the Company's total net revenues were derived from international sales. Accordingly, the Company does not produce reports that measure performance of revenues by geographic region.

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

EVENTS OCCURRING AFTER JUNE 30, 1999

        On July 15, 1999, we sold our Employee Relationship Management ("ERM") group assets to Workscape, Inc., a privately-held provider of internet-based employee self-service solutions, for approximately $16.0 million in cash and the assumption of certain related liabilities of Edify. The transaction included the sale of our Employee Service System product and related tangible and intangible assets, inventory, technology, books and records, contracts and goodwill as well as the transfer of 42 employees from the areas of engineering, technical support, consulting services, sales and marketing. We are currently determining the resulting gain on the transaction. In addition, Workscape will pay minimum quarterly license fees of $625,000 for a period of two years from the date of sale in exchange for the right to use our Electronic Workforce product.

RESULTS OF OPERATIONS

NET REVENUES

        On July 15, 1999, we sold our ERM group assets, including the Employee Service System software, to Workscape. Revenues from our ERM business accounted for 15.1% of total net revenues for the quarter ended June 30, 1999 as compared to 33.6% for the comparable 1998 quarter and 20.2% of total net revenues for the six months ended June 30, 1999 as compared to 33.1% for the comparable 1998 period. Consequently, the following comparisons should not be relied upon as indicators of future performance.

        Total net revenues were $20.2 million for the quarter ended June 30, 1999 as compared to $17.9 million for the comparable 1998 quarter, representing an increase of 12.9%. For the six months ended June 30, 1999, total net revenues were $36.1 million, an increase of 14.3% as compared to $31.6 million for the same period a year ago. We derive our revenues principally from software licenses and fees for services, which generally are charged separately. Revenues are recorded net of reserves for potential product returns. As a result of the sale of our ERM group assets, total net revenues in the future will include software sales and service fees related to our Electronic Workforce and Electronic Banking System applications only, and consequently, overall revenues in future periods may decline.

        In the three- and six-month periods ended June 30, 1999 and 1998, international sales accounted for 6% or less of our total net revenues. In order to increase sales opportunities and profitability, over time, we intend to expand our international operations and enter additional international markets. We have committed and continue to commit significant management attention and financial resources to develop our international sales and support channels. As international operations entail a number of risks, including those associated with product customization and regulatory compliance, we cannot assure you that our expansion will be successful.

        LICENSE REVENUES. License revenues were $9.2 million in each of the quarters ended June 30, 1999 and 1998. For the six months ended June 30, 1999, license revenues were $17.0 million as compared to $16.2 million for the comparable period in 1998. License revenues for the comparable quarters remained relatively flat due to the impending sale of the ERM group assets on July 15, 1999. Purchases of human resource self-service applications that would have normally closed in 1999 were delayed due to customers' concerns over the uncertain future of our ERM business. Excluding license revenues associated with ERM applications, license revenues were $9.1 million and $16.2 million for the three- and six-month periods ended June 30, 1999, respectively, as compared to $6.6 million and $11.4 million, for the comparable 1998 periods. The increase in license revenues was due to an increase in unit volume as a result of the market's growing awareness and acceptance of Electronic Banking System and Electronic Workforce Release 6, which incorporates speech-recognition functionality. We do not believe that the historical growth rates of license revenues are indicative of future results.

        SERVICES AND OTHER REVENUES. Services and other revenues consist primarily of fees from consulting, post-contract customer support and, to a lesser extent, education services. Services and other revenues were $11.0 million for the quarter ended June 30, 1999 as compared to $8.7 million for the comparable 1998 quarter. For the six months ended June 30, 1999, services and other revenues were $19.1 million as compared to $15.4 million for the comparable period in 1998. Services and other revenues as a percentage of total net revenues increased to 54.3% for the quarter ended June 30, 1999 from 48.6% for the quarter ended June 30, 1998, and increased to 52.9% for the six months ended June 30, 1999 from 48.6% for the comparable 1998 period. Excluding revenues related to ERM applications, services and other revenues for the three- and six-month periods ended June 30, 1999 amounted to $8.0 million and $12.7 million, respectively, as compared to $5.2 million and $9.8 million for the comparable 1998 periods. The increase in services and other revenues in absolute dollars occurred primarily due to increased demand for consulting services and post-contract customer support associated with the increased installed base of our software. The increase in services and other revenues as a percentage of total net revenues is due to decreased unit volume of the Electronic Service System product as a result of the sale of the ERM group assets. As the services organization continued to work on ERM projects already underway, ERM services revenues were relatively unaffected by the asset sale. We do not expect historical growth rates of our services revenues to be sustainable. In addition, overall gross profit margins may decrease if services and other revenues becomes a higher percentage of total net revenues.

COST OF REVENUES

        COST OF LICENSE REVENUES. Cost of license revenues consists primarily of the cost of product media, product duplication, documentation and royalties paid to third parties under technology licenses. On July 15, 1999, we sold our ERM group assets to Workscape. Consequently, the following comparisons should not be relied upon as indicators of future performance. Cost of license revenues was $781,000, or 8.5% of the related license revenues, for the quarter ended June 30, 1999, and $226,000, or 2.5% of the related license revenues, for the quarter ended June 30, 1998. For the six months ended June 30, 1999, cost of license revenues was $1.8 million, or 10.4% of the related license revenues, as compared to $522,000, or 3.2% of the related license revenues, for the comparable 1998 period. The increase in the cost of license revenues in absolute dollars and as a percentage of license revenues for the comparable quarters was due primarily to additional costs for the increased number of software sales that incorporate third-party speech-recognition products. As we expect to continue to use third-party technologies as part of our internet and voice e-Commerce solutions, we anticipate that the cost of license revenues as a percentage of license revenues for fiscal year 1999 will exceed fiscal year 1998 levels.

        COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues consists primarily of personnel-related costs and fees for third-party consultants incurred in providing consulting, post-contract customer support and education services to customers. On July 15, 1999, we sold our ERM group assets and transferred 27 related services personnel to Workscape. Consequently, the following comparisons should not be relied upon as indicators of future performance. Cost of services and other revenues was $7.7 million, or 70.2% of the related services and other revenues, for the quarter ended June 30, 1999, and $5.9 million, or 67.8% of the related services and other revenues, for the quarter ended June 30, 1998. For the six months ended June 30, 1999, cost of services and other revenues was $15.8 million, or 82.6% of the related services and other revenues, as compared to $10.8 million, or 69.9% of the related services and other revenues, for the comparable 1998 period. The increase in absolute dollars for the comparable quarters was due primarily to the increase in personnel-related costs as we continued to expand our consulting and customer support organizations. The decrease in gross profit margins resulted primarily from a mismatch between customer service demands and specific service resources available as well as an increase in non-billable service work to complete several significant projects primarily during the first quarter of 1999. The cost of services and other revenues as a percentage of services and other revenues may vary between periods due to the amount and mix of services that we provide and to varying levels of expenditures to build the services organization. Any significant decline in the demand for our consulting services would lead to a decline in our revenues and, as a result of the under-utilization of consulting personnel, in our gross profit and results of operations.

PRODUCT DEVELOPMENT

        On July 15, 1999, we sold our ERM group assets and transferred seven related engineers to Workscape. Consequently, the following comparisons should not be relied upon as indicators of future performance. Product development expenses were $3.2 million, or 15.8% of total net revenues, for the quarter ended June 30, 1999, and $2.9 million, or 16.1% of total net revenues, for the quarter ended June 30, 1998. For the six months ended June 30, 1999, product development expenses were $6.4 million, or 17.6% of total net revenues, as compared to $5.4 million, or 17.1% of total revenues, for the comparable 1998 period. Product development expenses consist primarily of salaries and other related expenses for research and development personnel, as well as the cost of facilities and depreciation of capital equipment. The increase in absolute dollars for the comparable three- and six-month periods was attributable primarily to increased staffing related to ongoing development and enhancements of Electronic Workforce and our application products, Electronic Banking System and Employee Service System. The decrease in product development expenses as a percentage of total net revenues for the comparable quarters was due to the increase in total net revenues. We believe that we will continue to devote substantial resources to research and development in order to remain competitive, and therefore, we expect that product development expenses will not decline significantly in absolute dollars or as a percentage of total net revenues.

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

SALES AND MARKETING

        On July 15, 1999, we sold our ERM group assets and transferred eight related sales and marketing personnel to Workscape. Consequently, the following comparisons should not be relied upon as indicators of future performance. Sales and marketing expenses were $8.7 million, or 42.9% of total net revenues, for the quarter ended June 30, 1999, and $8.1 million, or 45.1% of total net revenues, for the quarter ended June 30, 1998. For the six months ended June 30, 1999, sales and marketing expenses were $17.2 million, or 47.7% of total revenues, as compared to $14.8 million, or 46.9% of total net revenues, for the comparable 1998 period. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel and promotional expenses. The increase in absolute dollars was due primarily to the development of our sales management team, the expansion of our international sales operations and increased promotional spending to support new product launches and corporate campaigns. The decrease in sales and marketing expenses as a percentage of total net revenues for the comparable quarters was due to the increase in total net revenues. We expect to continue to expand our international operations and strengthen the effectiveness of our field sales and indirect distribution channels. Therefore, we anticipate sales and marketing expenditures will not decline significantly in absolute dollars. Furthermore, we expect sales and marketing expenses as a percentage of total net revenues to fluctuate between periods due to varying levels of expenditures required to build the sales and marketing organizations.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses were $2.1 million, or 10.5% of total net revenues, for the quarter ended June 30, 1999, and $1.6 million, or 8.8% of total net revenues, for the quarter ended June 30, 1998. For the six months ended June 30, 1999, general and administrative expenses were $3.9 million, or 10.7% of total net revenues, as compared to $2.8 million, or 9.0% of total net revenues, for the comparable 1998 period. General and administrative expenses consist primarily of salaries and other related expenses of administrative, executive and financial personnel and outside professional fees. The increase in absolute dollars and as a percentage of total net revenues for the comparable periods was attributable primarily to the addition of a business development function in 1999 and a general increase in other infrastructure costs to support the growth of our business. We expect to continue to expand our staffing and other areas related to infrastructure and, therefore, we anticipate that general and administrative expenses will increase in absolute dollars in the future. As no administrative, executive or financial personnel transferred to Workscape as a result of the sale of our ERM group assets, general and administrative expenses as a percentage of total net revenues may increase in future periods.

ACQUISITION-RELATED EXPENSES

        On May 16, 1999, we entered into a definitive merger agreement to be acquired by Security First Technologies Corporation, a publicly-held Georgia-based provider of enterprise-wide internet applications for financial institutions. As a result, acquisition-related expenses, which amounted to $690,000 for the quarter and six months ended June 30, 1999, consists primarily of legal and travel expenses associated with the impending acquisition. As we expect the transaction to close in the fiscal fourth quarter ending December 31, 1999, we anticipate that acquisition-related expenses will increase in absolute dollars and as a percentage of total net revenues in the near term.

INTEREST INCOME, NET

        Interest income, net was $316,000 for the quarter ended June 30, 1999 as compared to $504,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, interest income, net was $666,000 as compared to $984,000 for the comparable 1998 period. For the three- and six-month periods ended June 30, 1999 and 1998, interest income, net consists primarily of interest earned from our cash, cash equivalents and short-term investments. The decrease in absolute dollars is due to decreases in the average investment balance and average interest rate in the comparable periods. We expect interest income, net to increase as a result of the investment of proceeds of approximately $16.0 million, which we received in July 1999 from the sale of our ERM group assets.

PROVISION FOR INCOME TAXES

        There was no provision for income taxes for the quarter ended June 30, 1999 as compared to the provision for income taxes of $33,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, the provision for income taxes was $96,000 as compared to $55,000 for the comparable 1998 period. No provision was recorded in the quarter ended June 30, 1999 as we incurred a net operating loss during the quarter. The provision for income taxes for the six-month period ended June 30, 1999 consists primarily of foreign withholding taxes whereas the balance for the three- and six-month periods ended June 30, 1998 represents primarily state income and foreign withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1999, our cash, cash equivalents and short-term investments totaled $30.8 million. At June 30, 1999, we also had available an $8.0 million unsecured revolving bank line of credit agreement which expires in December 1999 and contains certain financial covenants, with which we were in compliance. Borrowings accrue interest at the bank's prime rate. As of June 30, 1999, there were no borrowings outstanding under this line of credit. In addition, on July 15, 1999, we received approximately $16.0 million from the sale of our ERM group assets to Workscape.

        For the six months ended June 30, 1999, operating activities used cash of $1.8 million, resulting primarily from the net loss of $9.0 million, which was offset by depreciation and amortization of $2.6 million, a decrease in accounts receivable of $2.5 million and an increase in accounts payable and accrued expenses of $2.0 million. Investing activities used cash of $847,000 from the purchase of property and equipment of $2.3 million and an increase in other assets of $1.0 million, which was offset by the net sale and maturity of $2.5 million of short-term investments. Net cash generated from financing activities of $1.1 million was related primarily to proceeds from the issuance of common stock through our Employee Stock Purchase Plan.

        At June 30, 1999, our working capital was $35.7 million. We have no significant capital spending or purchase commitments other than normal purchase commitments, commitments under our facilities and capital leases and our commitment to pay royalty fees under our settlement with Lucent (see Note 6 of the Condensed Consolidated Financial Statements). On July 15, 1999, we sold our ERM group assets to Workscape for approximately $16.0 million in cash and the assumption of certain related liabilities of Edify. In addition, Workscape has agreed to pay a minimum quarterly license fee of $625,000 for a period of two years from the date of sale in exchange for the right to use our Electronic Workforce product. We believe that our working capital, together with our bank line of credit, the initial proceeds from the sale of our ERM group assets and anticipated cash flows from operations, if any, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

YEAR 2000

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

        Our internal systems include both information technology systems such as financial and order entry systems and non-information technology systems such as telephones and facilities. In August 1998, we completed the installation of a Year 2000 compliant enterprise resource planning (ERP) system, which includes our order entry, project accounting and financial systems. In addition, during the second quarter of 1999, we completed a comprehensive inventory and evaluation of all desktop systems. As a result, we expect to resolve Year 2000 compliance issues that have been identified substantially through normal replacement and upgrades by September 1999, with ongoing maintenance and support activity continuing throughout the rest of fiscal year 1999 and early fiscal year 2000. The remaining costs of remediation are not expected to be material to our financial condition or results of operations. However, if we identify significant new non-compliance issues, our business, financial condition and results of operations could be materially adversely affected.

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

        We have budgeted approximately $300,000 for investigating and remedying issues related to Year 2000 compliance involving software or systems used in our internal operations. Costs that have already been incurred to replace and upgrade software and systems in our ordinary course of business are excluded from the estimated budget. To date, we have incurred expenditures of approximately $171,000 directly associated with Year 2000 issues. These costs were incurred primarily for outside consultants. We do not track internal Year 2000 compliance costs, which consist principally of payroll-related costs for our information systems group.

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

        The most likely worst case scenarios would include hardware failure and the failure of infrastructure services provided by government agencies, systems vendors and other third parties. We have developed a company-wide infrastructure contingency plan for high to medium risk areas such as electricity, voicemail and telephones, network services and devices, internet services, servers and application services. We will be conducting tests to evaluate our contingency plans in September 1999. Despite our efforts to reduce the risks associated with the Year 2000, we cannot assure you that we can anticipate or provide for all contingencies.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        Except for the historical information contained in this Form 10-Q, the matters discussed herein are forward-looking statements. These forward-looking statements concern matters which include, but are not limited to, the sustainability of historical revenue growth rates, our expected mix of revenues, expected gross margins on license revenues and services and other revenues, expected operating expense levels, our liquidity and capital needs and year 2000 compliance. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Investors should be aware that revenue levels and results of operations achieved during the quarter and six months ended June 30, 1999 do not necessarily indicate future financial results. We may be unable to achieve or sustain profitability or experience growth in revenues in any future quarter. Our revenues, margins and operating results have fluctuated in the past, and are expected to continue to fluctuate in future periods due to factors including, but not limited to, the following: demand for our products; new products and product enhancements; sales force initiatives; transitions to new products; the mix of products and services sold; the mix of distribution channels through which our products are sold; customer order deferrals in anticipation of new products or product enhancements; purchasing patterns of value added resellers and customers; hiring and expense budgeting decisions and competitive conditions in the industry. In particular, we plan to increase our operating expenses to expand our sales and marketing operations, expand our distribution channels, expand our international operations, fund greater levels of product development, broaden our consulting services and customer support capabilities and increase our administrative infrastructure. A relatively high percentage of our expenses is fixed in the short term as our expense levels are based, in part, on our expectations as to future revenues. If revenues fall below expectations, expenditure levels could be disproportionately high as a percentage of total net revenues, and operating results would be immediately and adversely affected.

        On July 15, 1999, we sold our Employee Relationship Management ("ERM") group assets to Workscape, Inc., a privately-held provider of internet-based employee self-service solutions, for approximately $16.0 million in cash and the assumption of certain related liabilities of Edify. The transaction included the sale of our Employee Service System product and related tangible and intangible assets, inventory, technology, books and records, contracts and goodwill as well as the transfer of 42 employees from the areas of engineering, technical support, consulting services, sales and marketing. Consequently, our future operating results depend upon the market acceptance of our Electronic Workforce and Electronic Banking System applications. To the extent that the market does not accept these products, our business, operating results and financial condition will be materially and adversely affected. Furthermore, as no administrative, executive or financial personnel transferred to Workscape, general and administrative expenses as a percentage of total net revenues may increase in future periods.

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

        On May 16, 1999, we entered into a definitive merger agreement to be acquired by Security First Technologies Corporation. Under the terms of the agreement, we will be merged with and become a wholly-owned subsidiary of Security First. At the effective time of the merger, each outstanding share of Edify common stock will be exchanged for 0.330969 shares of Security First common stock, and options to purchase Edify common stock will be exchanged for options to purchase shares of Security First common stock. In connection with the merger, we also granted to Security First an option to purchase up to 19.9% of the outstanding shares of our common stock. This option is exercisable upon the occurrence of certain events that are specified in our option agreement with Security First. Our intended business combination with Security First may result in difficulties in assimilating or separating operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, entry into markets into which we have little or no direct prior experience, the potential loss of key employees and the potential loss of key distributor, supplier or other business partner relationships. We cannot assure you that we will succeed in overcoming these or any other significant risks encountered during the imminent integration process.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Our cash equivalents and short-term investments are classified as available-for-sale. Gross unrealized gains and losses were not significant as of June 30, 1999.

        The following table presents the principal amounts and related weighted-average yields for our fixed rate investment portfolio (in thousands, except average yields):


                                                                          CARRYING      Average
                                                                           AMOUNT        Yield
                                                                         -----------   ----------
Cash equivalents:
         Commercial paper .........................................      $    10,080         5.12%
         Government agency securities .............................            5,383         5.03%
         Money market funds .......................................            4,615         4.74%
                                                                         -----------
                  Total cash equivalents ..........................           20,078         5.01%
Short-term investments:
         Government agency securities .............................            5,076         5.11%
         Corporate bonds ..........................................            3,056         5.18%
                                                                         -----------
                  Total short-term investments ....................            8,132         5.14%
                                                                         -----------
                  Total cash equivalents and short-term investments      $    28,210         5.05%
                                                                         ===========

PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)     We held our Annual Meeting of Stockholders on May 26, 1999.

        (b)     See (c) below.

        (c)     Our stockholders voted upon the following matters:

                (i) Election of directors. All nominees were elected, with the votes indicated below:


Name                               Votes For           Votes Withheld
----                               ---------           --------------
Jeffrey M. Crowe                   16,230,038              262,493
Stephen M. Berkley                 16,261,414              231,117
Kelly D. Conway                    16,260,860              231,671
Tench Coxe                         16,261,264              231,267
Donald R. Hollis                   16,257,810              234,721
Stewart A. Schuster                16,261,264              231,267


                (ii) Approval of an amendment to the 1996 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 850,000 shares, from 3,525,000 shares to 4,375,000 shares. 7,349,955 votes were cast in favor of the amendment, 3,888,130 votes were cast against and there were 14,493 abstentions and 5,239,953 broker non-votes.

                (iii) Approval of an amendment to the 1996 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares, from 900,000 shares to 1,650,000 shares and to provide for an automatic increase each year in the pool of shares reserved for issuance equal to 2% of the total shares outstanding at the end of our fiscal year provided that the annual increase will in no event exceed 1,650,000 shares per year. 10,406,261 votes were cast in favor of the amendment, 832,224 votes were cast against and there were 14,093 abstentions and 5,239,953 broker non-votes.

                (iv) Approval of an amendment to the 1996 Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 50,000 shares, from 175,000 shares to 225,000 shares. 10,311,720 votes were cast in favor of the amendment, 925,575 votes were cast against and there were 15,283 abstentions and 5,239,953 broker non-votes.

                (v) Ratification of selection of independent auditors. The stockholders ratified the appointment of KPMG LLP as our independent auditors to perform the audit of our financial statements for the year ending December 31, 1999. 16,439,142 votes were cast in favor of the amendment, 27,656 votes were cast against and there were 25,733 abstentions and zero broker non-votes.

        (d)     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     The following exhibits are being filed as part of this Report:

                2.01 Asset Acquisition Agreement dated as of May 25, 1999, among Edify Corporation and Workscape, Inc. (1) *

                2.02 Closing Agreement dated as of July 15, 1999, among Edify Corporation and Workscape, Inc. (1) *

                2.03 Agreement and Plan of Merger, dated as of May 16, 1999 by and among Securities First Technologies Corporation, Sahara Strategy Corporation and Edify Corporation (2)

                2.04 Option Agreement, dated as of May 16, 1999, between Edify Corporation and Securities First Technologies Corporation (3)

                4.01 Form of Edify Stockholder Agreement, dated as of May 16, 1999 (included as Exhibit C of Exhibit 2.03) (4)


----------

        * Registrant will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

        (1) Incorporated by reference to the Exhibit of the same number to Registrant's Current Report on Form 8-K, filed on July 30, 1999.

        (2) Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed on May 20, 1999 (the "May 8-K").

        (3)     Incorporated by reference to Exhibit 2.2 to the May 8-K.

        (4)     Incorporated by reference to Exhibit 2.3 to the May 8-K.

                10.01   1996 Employee Stock Purchase Plan, as amended (5)

                10.02   1996 Equity Incentive Plan, as amended (6)

                10.03   1996 Directors Stock Option Plan, as amended (7)

                27.01   Financial Data Schedule

        (b)     Reports on Form 8-K:

                On May 20, 1999, we filed a Form 8-K to report under item 2 our merger agreement with Security First Technologies Corporation and Sahara Strategy Corporation and option agreement with Securities First Technologies Corporation. No financial statements were filed.

                On July 30, 1999, we filed a Form 8-K to report under items 2 and 7 our asset sale agreement with Workscape, Inc. Required unaudited pro forma financial information with respect to the sale was included in the filing.

----------

        (5) Incorporated by reference to Exhibit 4.07 to Registrant's Registration Statement on Form S-8 (No. 333-84077), filed on July 30, 1999 (the "Form S-8").

        (6)     Incorporated by reference to Exhibit 4.08 to the Form S-8.

        (7)     Incorporated by reference to Exhibit 4.09 to the Form S-8.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EDIFY CORPORATION




Date: August 16, 1999          By: /s/  Stephanie A. Vinella
                                   -----------------------------------
                                   Stephanie A. Vinella
                                   Vice President of Finance and Administration, Chief Financial Officer and Secretary

EDIFY CORPORATION
FORM 10-Q
EXHIBIT INDEX



                                    EXHIBITS


27.01             Financial Data Schedule